Form 10QSB
period 1996-06-30
NORTH AMERICAN RESORTS INC
filed 1996-08-22
CIK 1000686

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996


Commission File No. 0-26760


                          NORTH AMERICAN RESORTS, INC.
             (Exact name of registrant as specified in its charter)


             Colorado                                      84-126065
    (State or other jurisdiction               (IRS Employer Identification No.)
 of Incorporation or Organization)


                315 East Robinson Street, Orlando, Florida 32801
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (407) 841-1917



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes__X__  NO____


                          NORTH AMERICAN RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                     ASSETS
                                                                       June 30,      December 31,
                                                                         1996            1995
                                                                       --------      ------------
                                                                     (Unaudited)
Current Assets

                  Cash                                                $   31,035      $    1,080
                  Inventory                                            1,006,963       1,004,837
                  Deposits                                                   229             229
                  Employee loans                                           7,595          26,212
                  Accounts receivable                                    351,512         250,661
                                                                      ----------      ----------

                      Total Current Assets                             1,397,334       1,283,019
                                                                      ----------      ----------

               Furniture, Equipment, and
                          Leasehold Improvements

                  Furniture                                                7,075           7,075
                  Equipment                                              104,391          92,957
                  Leasehold improvements                                   9,153           9,153
                                                                      ----------      ----------

                                                                         120,619         109,185

                  Less Accumulated Depreciation                           17,946           7,327
                                                                      ----------      ----------

                                                                         102,673         101,858
                                                                      ----------      ----------

               Other Assets

                  Cypress Island                                         267,134          27,500
                  Prepaid expenses                                       322,485            --
                  Time share weeks                                        55,000          55,000
                  Franchise loans receivable                              50,000          50,000
                  Loan receivable                                        207,924            --
                  Organization costs,
                      net of amortization of $2,840 and $1,700             8,490           9,630
                  Goodwill,
                      net of amortization of $30,520 and $18,520         339,885         351,885
                                                                      ----------      ----------

                      Total Other Assets                               1,250,918         494,015
                                                                      ----------      ----------


               TOTAL ASSETS                                           $2,750,925      $1,878,892
                                                                      ==========      ==========

            See Notes to Condensed Consolidated Financial Statements



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,        December 31,
                                          1996              1995
                                        --------        ------------
                                      (Unaudited)

Current Liabilities

   Accounts payable                   $   162,394       $    89,193
   Advance customer deposits              125,978           130,368
   Room rent reserve                       80,391            30,769
   Accrued wages                            2,409             4,817
   Accrued interest payable                 1,500             1,500
   Withholding payable                        711             4,711
   Contract pay                            23,126            23,126
   Tickets payable                         25,050              --
                                      -----------       -----------

       Total Current Liabilities          421,559           284,484
                                      -----------       -----------


Long-Term Debt                            233,196           177,138
                                      -----------       -----------


Deferred Revenue

   Memberships                            597,863           598,674
   Franchise sales                         50,000            50,000
                                      -----------       -----------

       Total Deferred Revenue             647,863           648,674
                                      -----------       -----------


Capital

   Common stock                         1,518,560         1,062,060
   Preferred stock                        710,937           710,937
   Retained earnings                     (781,190)       (1,004,401)
                                      -----------       -----------

       Total Capital                    1,448,307           768,596
                                      -----------       -----------


TOTAL LIABILITIES AND CAPITAL         $ 2,750,925       $ 1,878,892
                                      ===========       ===========


NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



                          NORTH AMERICAN RESORTS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                       FOR THE QUARTER ENDED JUNE 30, 1996


                                            Three Months    Six Months
                                               Ended          Ended
                                              June 30,       June 30,
                                                1996           1996
                                            ------------    ---------

Sales

   Sales                                    $  752,383      $1,599,771
   Prepaid packages redeemed                    58,487          92,990
   Commissions                                  33,984          55,831
   Other income                                    215             306
                                            ----------      ----------

       Net Sales                               845,069       1,748,898
                                            ----------      ----------

Cost and Expenses

   Cost of sales                               318,969         675,977
   General and administrative expenses         404,373         826,760
   Depreciation and amortization                11,880          22,950
                                            ----------      ----------

       Total Cost and Expenses                 735,222       1,525,687
                                            ----------      ----------


NET PROFIT BEFORE TAXES                     $  109,847      $  223,211
                                            ==========      ==========

            See Notes to Condensed Consolidated Financial Statements




                          NORTH AMERICAN RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 Three Months       Six Months
                                                     Ended             Ended
                                                    June 30,         June 30,
                                                     1996              1996
                                                 ------------       -----------

Cash Flows From Operations                       $(136,610)         $(471,169)
- --------------------------


Cash Flows From Investing Activities

   Purchase of furniture and equipment                --              (11,434)
                                                 ---------          ---------

Net Cash Provided by Investing Activities             --              (11,434)
                                                 ---------          ---------

Cash Flows From Financing Activities

   Net change in debt                               82,497             56,058
   Issue of Stock                                   71,000            456,500
                                                 ---------          ---------

Net Cash Provided by Financing Activities          153,497            512,558
                                                 ---------          ---------


Net Increase in Cash                             $  16,887          $  29,955
- --------------------                             =========          =========

            See Notes to Condensed Consolidated Financial Statements



                          NORTH AMERICAN RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1996



NOTE A BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Company started operations April 1, 1995 and, thus, there was not a full year of operations in 1995. For further information refer to the refer to the financial statements and footnotes thereto included in the North American Resorts, Inc. annual report on Form 10-KSB for the period ended December 31, 1995.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

      The Company had no operations until April of 1995, thus it is impossible to make a comparison of results of operations and financial conditions with other periods. The business operations started with the sale of low cost vacations in the Orlando, Florida area. Income for the second quarter was the sale of memberships, hotel rooms, airline tickets and car rentals, gross sales for these was $845,069, and expenses directly associated with these sales was $318,969, other expenses were $416,253, leading to a net profit of $109,847.

      There are no commitments for capital expenditures at this time. There are no known trends expected to have a material impact on the Company. There are no significant elements of income or loss that do not arise from the Company's continuing operations.


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        None



                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
                               North American Resorts, Inc.


                               By    /s/________________________
                                     Brian Nelson, President