Form 10QSB
period 1996-09-30
NORTH AMERICAN RESORTS INC
filed 1996-11-19
CIK 1000686

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


       (Mark One)
       [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996


       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT
              For the transition period from                 to
                                             ---------------    --------------

                          Commission File No. 0-26760


                          NORTH AMERICAN RESORTS, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

     Colorado                                    84-1286065
-----------------------------------------  ------------------------------------
    (State of Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)               Identification No.)



1509 S. Florida Ave., Suite 3, Lakeland, Florida     33803
--------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)


                                (941) 688-4666
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



315 East Robinson Street, Suite 190, Orlando, Florida   32801
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year.)




Check whether the issuer: (1 filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes     X       No
                                     -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 1996, the Company had 73,783,467 shares of Common Stock outstanding, no par value.


--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 1 of 11

                         NORTH AMERICAN RESORTS, INC.
                                BALANCE SHEET
                                  UNAUDITED



                                    ASSETS

CURRENT ASSETS:                                                      SEPTEMBER 30,
                                                                         1996
                                                                     -------------
 Cash                                                                 $   50,539
 Marketable securities                                                   354,865
 Notes receivable (current portion)                                      113,446
 Barter receivables                                                      156,283
 Promotional artprints inventory                                       1,000,000
                                                                      ----------
    Total current assets                                               1,675,133
                                                                      ----------

PROPERTY AND EQUIPMENT (less accumulated depreciation of $17,317)        103,140
                                                                      ----------
INVESTMENTS AND OTHER ASSETS:
 Notes receivable (less current portion)                                 156,450
 Investment in joint venture                                             291,900
 Investment in artwork                                                   162,900
 Prepaid advertising                                                     500,000
 Other assets                                                            103,239
                                                                      ----------
    Total other assets                                                 1,214,489
                                                                      ----------
                  TOTAL ASSETS                                        $2,992,762
                                                                      ==========
                     LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                    $   18,390
 Accounts payable                                                        156,446
 Amounts due to affiliates                                               153,575
 Other current liabilities                                               390,624
                                                                      ----------
    Total current liabilities                                            719,035
                                                                      ----------
LONG-TERM DEBT:
 Long-term debt                                                            1,138
 Deferred memberships                                                    349,959
                                                                      ----------
    Total long-term debt                                                 351,097
                                                                      ----------
        TOTAL LIABILITIES                                              1,070,132
                                                                      ----------
STOCKHOLDERS' EQUITY:

Preferred stock, no par value; 50,000,000 authorized; 1,108,865
   shares issued and outstanding                                       2,940,173
Common stock, no par value; 100,000,000 shares
   authorized; 70,783,467 shares issued and outstanding                3,744,493
  Accumulated deficit                                                 (2,574,927)
                                                                      ----------
 Less:                                                                 4,109,739
   Unearned compensation                                              (2,187,109)
                                                                      ----------
     TOTAL STOCKHOLDERS' EQUITY                                        1,922,630
                                                                      ----------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $2,992,762
                                                                      ==========





                       See notes to financial statements.

--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 2 of 11

                          NORTH AMERICAN RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED






                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                 ------------------        -----------------
                               9/30/96      9/30/95      9/30/96       9/30/95
                               -------      -------      -------       -------
REVENUES                      $         0   $       0   $         0    $       0

OPERATING EXPENSES:

  General and administration       70,704     352,624       272,378      505,156
                              -----------   ---------   -----------    ---------

 OPERATING LOSS                   (70,704)   (352,624)     (272,378)    (505,156)

 OTHER INCOME (EXPENSES):

  Interest expense                                             (608)
  Gain on sale of securities      189,406                   839,095       69,597
  Other-net                        (3,771)        173        (2,130)         271
                              -----------   ---------   -----------    ---------

 NET LOSS BEFORE TAXES        $   114,931   $(352,451)  $   563,979    $(435,288)
                              ===========   =========   ===========    =========

 NET LOSS PER SHARE           $     0.002   $  (0.596)  $     0.028    $  (0.842)
                              ===========   =========   ===========    =========

 AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING           52,906,134     590,945    20,117,134      516,871
                              ===========   =========   ===========    =========












                       See notes to financial statements.


-------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                  Page 3 of 11

                          NORTH AMERICAN RESORTS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED

                                   Common Stock
                             ------------------------
                                                          Preferred     Accumulated      Unearned
                               Shares      $                Stock         Deficit      Compensation
                             ------------------------     ----------     ------------  ------------
Balance, December 31, 1995     6,397,034   $2,826,269     $        0     $(3,138,906)   $         0

Adjustment to reflect
 reverse purchase
 acquisition accounting
 of American Clinical
 Labs, Inc.                   64,386,433      918,224      2,940,173                     (2,187,109)

Net loss                                                                     563,979
                              ----------   ----------     ----------     -----------    -----------

Balance, September 30,
1996                          70,783,467   $3,744,493     $2,940,173     $(2,574,927)   $(2,187,109)
                              ==========   ==========     ==========     ===========    ===========



















                       See notes to financial statements.


-------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                  Page 4 of 11

                         NORTH AMERICAN RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                  UNAUDITED


                                                          NINE MONTHS ENDED
                                                       ------------------------
                                                        9/30/96       9/30/95
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $ 563,979    $(286,562)
Adjustments to reconcile net income to net cash:
  Depreciation                                                           1,890
Increase in current assets                                 (5,000)
Increase (decrease) in accounts payable                   (51,535)      29,807
Increase in other current liabilities                      61,613      155,502
                                                        ---------    ---------
         Net cash used in operating activities            569,057      (99,363)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Note receivable                                          (132,688)     (19,134)
Proceeds from sale of marketable securities              (287,247)
                                                        ---------    ---------
         Net cash used in investing activities           (419,935)     (19,134)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable
Repayment of notes payable                               (100,000)     100,543
                                                        ---------    ---------
         Net cash provided by financing activities       (100,000)     100,543
                                                        ---------    ---------
NET INCREASE IN CASH                                       49,122      (17,954)

CASH, BEGINNING OF PERIOD                                   1,417       18,116
                                                        ---------    ---------
CASH, END OF PERIOD                                     $  50,539    $     162
                                                        =========    =========





                       See notes to financial statements.


--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 5 of 11

                          NORTH AMERICAN RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A - GENERAL

The financial statements of North American Resorts, Inc. ("North American") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1995 Audited Financial Statements. All such adjustments made were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the December 31, 1995 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.

NOTE B - SIGNIFICANT TRANSACTIONS

Sale of USA Tourist Service, Inc.

On September 2, 1996, North American sold 100% of the stock of its subsidiary, U.S.A. Tourist Services, Inc. ("USA") to an unrelated party for nominal consideration. As of August 31, 1996, the liabilities of USA, $586,000 exceeded its assets, $143,000, by $443,000.

Acquisition of American Clinical Labs, Inc.

On September 3, 1996, North American entered into an agreement to acquire substantially all the assets of American Clinical Labs, Inc. ("American Clinical") in exchange for that number of shares of North American equivalent to 51% of the issued and outstanding common stock of North American (the "North American Shares"). North American intends to file a registration statement with the Securities and Exchange Commission (the "Registration Statement") to register the North American Shares owned by American Clinical. Upon the Registration Statement being declared effective, American Clinical will distribute the North American Shares to its shareholders. This transaction closed on October 2, 1996 (the "Closing") with North American issuing 41,000,000 shares of its Common Stock to American Clinical.

The American Clinical's assets that were transferred to North American at the Closing consist of the following securities issued by EVRO Corporation ("EVRO"):
130,018 shares of EVRO's common stock; 3,500 shares of EVRO's Series E Preferred Stock; 13.44844 shares of EVRO's Series L Preferred Stock; and promissory notes in the original principal amounts of approximately $202,000. North American assumed the debts, liabilities and obligations of American Clinical of approximately $283,400.

The executive officers of North American, after the effective date of the reorganization agreement are: Max P. Cawal, Chief Executive Officer; Donald R. Mastropietro, President and Chief Financial Officer; Richard Diamond, Vice President; and Anthony Arrigoni, Vice President. The directors of North American, after the effective date of the reorganization agreement are: Anthony Arrigoni, Max P. Cawal and Richard J. Diamond.

NOTE C - ACCOUNTING FOR ACQUISITION OF AMERICAN CLINICAL LABS, INC.

For financial reporting purposes, the acquisition of America Clinical was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of American Clinical. The carrying value of the Company's assets immediately prior to the acquisition of American Clinical reflect their approximated fair market value.






--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 6 of 11

The Condensed Proforma Combined Statements of Operations shown below for the nine month periods ended September 30, 1996 and 1995 have been prepared as if the Company had been acquired as of the beginning of each of the respective years. The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of the Company's shares outstanding.


              Condensed Proforma Combined Statement of Operations


                                  For the nine months ended
                                         September 30
                                  -------------------------
                                      1996        1995
                                      ----------------
Revenue                           $  457,000   $   920,000
Cost of revenues                      99,000       354,000
                                   ---------   -----------
Gross margin                         358,000       566,000
Operating expenses                 2,006,000       680,000
                                  ----------   -----------
Operating loss                    (1,645,000)     (114,000)
Other income (expenses)            1,293,000      (960,000)
                                  ----------   -----------
Net loss                          $ (355,000)  $(1,074,000)
                                  ==========   ===========


Loss per share                    $   (0.005)  $    (1.817)
                                  ==========   ===========

Average number of common shares
 outstanding                      70,783,467       590,945
                                  ==========   ===========

NOTE D - LONG TERM DEBT

Long term debt consists of the following:

Note payable to an individual at 13.8% per
  annum interest, payable in monthly
  installments of $1,150 including interest,
  having property as collateral.               $ 19,528

                   Less current portion         (18,390)
                                               --------
                                               $  1,138
                                               ========


NOTE E - COMMON AND PREFERRED STOCK

Common Stock - The Company has authorized 100,000,000 shares of common stock at no par value. As of September 30, 1996, 70,783,467 shares were issued and outstanding. During the nine months ended September 30, 1996, the Company's Board of Directors approved the issuance of approximately 69,000,000 shares. These shares included 41,000,000 shares issued as a part of a private placement issued to American Clinical, North American's control shareholder, approximately 15,000,000 shares issued as payment for services rendered, 5,000,000 shares issued as purchase price for one-half interest in a joint venture, and 8,024,500 shares issued for the conversion of preferred stock.

Preferred Stock - The Company has authorized 50,000,000 shares of preferred stock at no par value. Without the approval of the stockholders, the Company's Board of Directors has the power to designate and issue classes of preferred stock and determined the rights and preferences of each class of preferred stock. The rights and preferences of the preferred stock so determined may adversely affect the voting power and dividends of the common stock. The preferred stock is convertible into shares of the Company's common stock on a basis that each preferred share


--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 7 of 11
converts into ten common shares. As of September 30, 1996, 1,108,865 preferred shares were issued and outstanding. During the nine month period ended September 30, 1996, the Company's Board of Directors approved the issuances of approximately 962,000 preferred shares, and also authorized the conversion of 802,450 preferred shares.

NOTE F - FORMATION OF NORTH AMERICAN RESORTS TRAVEL, INC.

On August 27, 1996, the Company and a minority investor formed North American Resorts Travel, Inc. as an 80% owned subsidiary of the Company. North American Resorts Travel, Inc. will operate in the travel related industry.

NOTE G - MATERIAL TRANSACTIONS WITH RELATED PARTIES

On August 6, 1996, North American entered into a consulting agreement with Max
P. Cawal ("Consultant"), whereby the Consultant would provide financial consulting services and would be compensated by the issuance of 1,000,000 shares of the common stock of the Company and 30,000 shares of preferred stock of the Company, all of which were issued to the Consultant pursuant to the 1996 Consultant Stock Grant Plan, and registered as a part of the Company's Form S-8 filing dated August 8, 1996.

NOTE H - SUBSEQUENT EVENTS

Sale of Assets - Artprints

On October 29, 1996 the Company entered into an agreement to sell assets with a value of $1,000,000 to Channel America Broadcasting, Inc. ("Channel America") for $1,000,000 worth of Channel America's Series C Preferred Stock. The assets consisted of appraised artprints used by the Company as promotional incentives in its sales programs. Channel America issued the Company 50,000 shares of its Series C Preferred Stock as payment. The Series C Preferred Stock converts into shares of Channel America's restricted common stock upon redemption. The Company also received "piggy-back" registration rights for the shares issued, as well as demand registration rights which are effective one year after date of issuance. Max P. Cawal, a director of the Company, is also a director of Channel America, however, Mr. Cawal abstained from the vote by the Company's Board of Directors approving the transaction between the Company and Channel America.

Letter of Intent - Financing

North American has received a Letter of Intent from a Pennsylvania based lender for up to $5,500,000 in additional financing for the Company's marketing of timeshare vacation club memberships. The lender has agreed, pending final due diligence, to lend the Company up to $500,000 in connection with the Company's development plan, which includes the purchase of timeshare units at a popular destination resort in Cocoa Beach, Florida. The loans will be secured by first mortgages on any acquired properties or timeshare units. The lender has also agreed, pending final due diligence, to purchase up to $5,000,000 in new promissory notes generated from the Company's sales program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW

The current focus of the Company is the sales and marketing of its vacation
club memberships/timeshare which began in mid 1995.   A member is entitled to
an annual pass to



--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 8 of 11

Cypress Island animal preserve, a tourist attraction located near Orlando, Florida, a vacation week at Ocean Landings Resort in Cocoa Beach, Florida, and a week available to be traded for a weeks vacation at another resort chosen from the inventory of weeks available through timeshare exchange programs which are clearing houses for timeshares to which each member desiring to trade must pay a charge of approximately $100.00 for each trade. As previously reported, the primary thrust of the business of the Company was golf vacations, however at present, the Company intends to focus on both vacation club memberships and timeshare sales while holding golf vacations in abeyance.

The Company also previously reported that it held an option to purchase 204 vacation weeks from Ocean Landings in Cocoa Beach, Florida by June, 1996. The Company did not exercise the option, however, the Company intends to acquire additional vacation weeks as needed at a future date, and has remained in communication with Ocean Landings for that purpose.

RESULTS OF OPERATIONS

The Company's net income changed from a $350,000 loss during the three month period ended September 30, 1995 to a $115,000 income for the same period in 1996. Such changes are primarily attributed to significant reductions in general and administrative expenses totaling approximately $282,000 and the sale of securities producing a gain of approximately $189,000. For the nine months ended September 30, 1996, net income changed from a net loss of $435,000 in 1995 to a net income of $564,000 in 1996. This change is primarily due to similar factors as described above. General and administrative expenses were reduced by approximately $233,000 while the sale of marketable securities produced a gain of approximately $769,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary business, marketing vacation club memberships, is not currently generating sufficient positive cash flow from ongoing operations and will not for the remainder of 1996 and the first quarter of 1997. Management of the Company anticipates meeting cash requirements necessary to sustain operations with funds generated from the financing of the Company's membership notes receivable and the sale of marketable securities, while it continues its efforts to attract investors and financial partners for its continuing operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material legal action.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.





--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                   Page 9 of 11

ITEM 5.  OTHER INFORMATION

         SUBSEQUENT EVENTS

Sale of Assets - Artprints

On October 29, 1996 the Company entered into an agreement to sell assets with a value of $1,000,000 to Channel America Broadcasting, Inc. ("Channel America") for $1,000,000 worth of Channel America's Series C Preferred Stock. The assets consisted of appraised artprints used by the Company as promotional incentives in its sales programs. Channel America issued the Company 50,000 shares of its Series C Preferred Stock as payment. The Series C Preferred Stock converts into shares of Channel America's restricted common stock upon redemption. The Company also received "piggy-back" registration rights for the shares issued.

Letter of Intent - Financing

North American has received a Letter of Intent from a Pennsylvania based lender for up to $5,500,000 in additional financing for the Company's marketing of timeshare vacation club memberships. The lender has agreed, pending final due diligence, to lend the Company up to $500,000 in connection with the Company's development plan, which includes the purchase of timeshare units at a popular destination resort in Cocoa Beach, Florida. The loans will be secured by first mortgages on any acquired properties or timeshare units. The lender has also agreed, pending final due diligence, to purchase up to $5,000,000 in new promissory notes generated from the Company's sales program.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT # DESCRIPTION OF DOCUMENT
10.01     Asset Purchase Agreement by and between North American Resorts, Inc.
          and American Clinical Labs, Inc. dated September 3, 1996.(1)

10.02     Asset Exchange Agreement by and between North American Resorts, Inc.
          and Channel America Broadcasting, Inc. dated October 29, 1996. (2)

27        Financial Data Schedule (for SEC use only).

(B)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed reporting the acquisition of the assets of American Clinical Labs, Inc. occurring on September 2, 1996.

     A report on Form 8-K was filed reporting the sale of assets to Channel America Broadcasting, Inc. occurring on October 29, 1996.

----------------------
     (1) Filed as an Exhibit to Report on Form 8-K for event occurring September 2, 1996.
     (2) Filed as an Exhibit to Report on Form 8-K for event occurring October 29, 1996.




--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                  Page 10 of 11

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NORTH AMERICAN RESORTS, INC.
                                     -------------------------------
                                     (Registrant)


             November 19, 1996       /s/ Max P. Cawal
Date -------------------------       -------------------------------
                                     Max P. Cawal
                                     Chairman & CEO



Date         November 19, 1996       /s/ Donald R. Mastropietro
    --------------------------       -----------------------------
                                     Donald R. Mastropietro
                                     President & CFO
















--------------------------------------------------------------------------------
10-QSB Report for Period Ended September 30, 1996                  Page 11 of 11