Form 10KSB
period 1996-12-31
NORTH AMERICAN RESORTS INC
filed 1997-07-24
CIK 1000686

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-26760

                          NORTH AMERICAN RESORTS, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                      84-126065
  (State or other jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                301 East Hillcrest Street, Orlando, Florida 32801
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (407) 841-1917

           Securities registered pursuant to Section 12(b) of the Act:


                        771,465 Shares of Preferred Stock
                        60,657,446 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                         Preferred Stock, (no par value)
                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1996, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $606,574.

771,465 shares of Registrant's Preferred Stock and 60,657,446 shares of Registrant's Common Stock, no par value were outstanding on December 31, 1996, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                                            Page

PART I

         Item 1.  BUSINESS                                                   5

         Item 2.  PROPERTY                                                   6

         Item 3.  LEGAL PROCEEDINGS                                          8

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                        8

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                    8

         Item 6.  SELECTED FINANCIAL DATA                                    9

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                  10

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                         10

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                       10

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                             11

         Item 11. EXECUTIVE COMPENSATION                                     11

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                           11

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                               12

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                          12


                                     PART I

Item 1.  BUSINESS

         North American Resorts, Inc. was formed in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., and was changed again in 1994 to The Voyageur First, Inc. The name was changed to its present name on March 30, 1995 after an asset purchase of North American Resorts, Inc. At the time of the purchase the only asset of North American Resorts, Inc. was its business plan, and the Company issued 166,667 shares of its preferred stock for North American Resorts, Inc.

         The Company became the owner of USA Tourist Service Centers, Inc. as a result of the asset purchase of North American Resorts, Inc. USA Tourist Service Centers, Inc., which began business in 1993, was wholly owned by North American Resorts, Inc. USA Tourist Service Centers, Inc. holds a license as a travel agent, and operates out of its office in Orlando, Florida. North American Resorts, Inc. also held an option to purchase 5 time share units at Ocean Landings in Coco Beach, Florida, which it has now purchased.

         North American Resorts, Inc. was also activated in mid 1995 and sells memberships. A member is entitled to an annual pass to Cypress Island animal preserve and to a vacation at Ocean Landings Resort in Coco Beach, Florida or to trade in the week vacation to Interval International and select from other resorts. Interval International is a clearing house for time shares. The Company does not receive anything from Interval International, and pays nothing to Interval international. Each member desiring to trade must pay a charge of $89.00 to Interval International for the service. There is no peak or prime time because Ocean Landings is well booked, approximately 85% year round.

         The Company will not sell time shares, but will sell memberships for five years. The main difference between the two is that the member will not be the owner of any part of the real estate. However, because the membership is for longer than three years, the Company has filed its plan with the State of Florida under the laws that regulate time shares. At this time the application to the State of Florida has been filed, but has neither been approved or disapproved, the filing of the application entitles the Company to sell its memberships. Ocean Landings is an approved timeshare property in Florida, and the Company has made the appropriate filings with the State of Florida to market the Ocean Landings timeshare weeks.

         The five year membership sells for $5,000 and entitles the member to a one week vacation each of the five years at Ocean Landings Resort, or may be traded into Interval International, a worldwide trade organization. At this time there are 82 five year memberships, and 30 three year memberships, for a total of 112 memberships that have been sold. The average is 20% down and the rest financed over 5 years. The current memberships have no relation to any golf memberships, or the memberships to ITEX. The Company intends to sell a different golf membership

         North American Resorts, Inc. ran short of cash in the summer of 1996 and ceased sales. There was an Agreement and Plan of Reorganization entered into with American Clinical Labs, Inc. on September 3, 1996 in an attempt to cure the shortage of cash to operate. This did not work and the parties entered into a Recision and Release on December 1, 1996, the result of which is that the Company returned the assets to American Clinical Labs, Inc. and American Clinical Labs, Inc. returned its shares to the Company with the exception of 12,500,000 shares of restricted common stock of the Company in exchange for funds advanced by American Clinical Labs.

         There are 12 employees of the Company at this time two of which are executive officers.

         Competition in the Orlando area for tourists is intense, there are numerous competitors for the tourists and most of the competitors are much more fully established and have far greater resources than the Company. The Company's plan to meet the competition is in the lower economic end of the market.

Item 2. - PROPERTY

         The only property owned by the Company at this time is 255 weeks of time share owned at Ocean Landings, a resort located in Coco Beach, Florida. The Company paid to Anthony Arrigoni 166,667 shares of preferred stock to acquire North American Resorts, Inc., in March, 1995. The property was acquired by the exercise of an option to purchase from 900 North Atlantic Corporation, which has no affiliation, of the Ocean Landing units, and the Company paid 2,000 preferred shares and $55,000 for the five time share units in May of 1995. The shares have not yet been issued to 900 North Atlantic Corporation, but there is a contractural obligation to issue them. Management of the Company had been familiar with Ocean Landings for more then 10 years, but there is no affiliation of any member of the Company with Ocean Landings. The Company received a Warranty Deed when the units were purchased. The property consists of 5 units that are rented to members. Each member may rent a unit for up to 3 weeks per year, subject to availability, but is entitled to one week. Historically people only rent for one week per year. In the event that the Company needs more units it will rent them at a discount from Ocean Landings. A member who rents for more than one week from Ocean Landings per year pays 50% of the rack rate, which varies from $75 and $45, or $37.50 and $22.50 per day, depending on the unit. The rental fee is paid to the Company, which in turn pays Ocean Landings with no mark up of the price. Any owner at Ocean Landings may rent unused units at 50% of the rack rate. Each unit is rented for 51 weeks per year, and one week per year it is not rented while maintenance is performed on the unit. The time shares were acquired by the Company as a part of the merger with North American Resorts, Inc. in May, 1995. The time shares were owned by 900 North Atlantic Corporation, and have now been deeded to North American Resorts, Inc. The Company has an option to purchase another 204 weeks from Ocean Landings until June, 1996, that it will exercise if it needs additional weeks to sell. The option is from 900 North Atlantic Corporation, which has no affiliation, and the 204 weeks will be paid for by the issuance of 204,000 shares of common stock of the Company.

         Ocean Landings is a 220 unit time share resort on the beach in Coco Beach, Florida. It is 15 years old, and has 220 units. There are 4 two story buildings, and two five story buildings with elevators. It has a health club and swimming pool, but there are no golf facilities in connection with Ocean Landings. The time share weeks are not for resale. The units owned by the Company are all studio units, which mean that there is one bedroom in addition to the main room of the unit, each unit sleeps four people, and has facilities for cooking. None of the units have an ocean view. As a result of the Warranty deed the Company owns the units. At this time the maintenance costs of the units is $140 per year, per unit week of ownership, which covers all expenses, a total of $36,975 was paid last year to Ocean Landings, which is responsible for maintenance of all units and the common areas.

         The Company has entered into a lease of an island in the Orlando area, Cypress Island. The Company first considered purchasing Cypress Island, and later decided to lease the island. The agreement is for a 99 year lease, rental payments are to be $25,000 per month for the first quarter of 1996, $50,000 per month for the second quarter of 1996, $75,000 per month for the third quarter of 1996, and $100,000 per month for the remainder of the lease. There is also a provision for a purchase and first refusal, however no price has been agreed upon. The Letter of Intent had a closing date of January 3, 1996, which has been changed to March 1, 1996. There are no conditions to the closing of the lease, and no further negotiations are contemplated.

         The Company rents approximately 2,000 square feet of space in a strip center for its USA Tourist Service Centers, Inc. in Orlando, and has approximately 3,000 square feet of office space in an office building in Orlando for its North American Resorts, Inc. facility.

Item 3. - LEGAL PROCEEDINGS

         None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

         None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Company's common stock has been traded since October 1, 1994, before that time there was little or no activity. As of December 31, 1996, the following brokerage firms were making a market in the Company's common stock: M.
H. Myerson, Paragon Securities, Comprehensive Securities and Patterson and Turners.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the local over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                        Price Per Share
                                        ---------------
                                        High       Low
                                        ----       ---
Fiscal year 1996

First Quarter (January 1, 1996
  through March 31, 1996)              $1.11/16    $5/8

Second Quarter (April 1, 1996
  through June 30, 1996)               $.75        $1/8

Third Quarter (July 1, 1996            $.11        $1/16
  through September 30, 1996)

Fourth Quarter (October 1, 1996        $1/16       $ .01
  through December 31, 1996)

         The common shares that were issued as a result of the sales under
Section 504 have been traded. The initial issue was to 22 people. There has been no trading of the preferred shares.

         There are 103 holders of the common shares of the Company, and 68 holders of the preferred shares of the Company. There are 74 record holders of the common shares, and the Company has polled the holders of the street name shares to reach 103 holders of the common shares. There have never been any dividends, cash or otherwise, paid on the common or preferred shares of the Company.

         The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There are 771,465 preferred shares outstanding that could be converted to 7,714,650 common shares that would be subject to be sold pursuant to Rule 144. There are no outstanding options or warrants.

         The common shares of the Company are subject to the "Penny Stock Rules" of Rule 15(g) of the Securities Exchange Act of 1934. These rules impose additional sales requirements on broker dealers selling securities to persons other than established customers and accredited investors as defined in the Securities Act of 1933. Brokerage transactions falling within these rules require brokers to make a special suitability determination for the purchaser and to obtain the purchaser's written consent to make the trade before making the sale. Accordingly these Penny Stock Rules may adversely affect the ability of purchasers to resell these securities.

Item 6. - SELECTED FINANCIAL DATA

                                 Fiscal Years Ended December 31,
                                 -------------------------------
                               1996              1995        1994
                               ----              ----        ----
Income Statement Data
---------------------
   Net Sales               $   606,937      $   296,968      $ --
   Income (loss)           $(3,608,955)     $  (948,171)     $ --
   Net Income (loss)       $(3,608,955)     $  (948,171)     $ --

Per Share Data
--------------
   Income (loss)           $     (0.10)     $     (1.67)     $ --
   Cash dividends                 --               --          --

                                       As of December 31,
                                       ------------------
                               1996              1995        1994
                               ----              ----        ----

Balance Sheet Data
------------------
   Total Assets            $ 1,121,354      $ 1,861,195      $ --
   Long-term debt, net
   of current portion      $     8,773      $    11,689      $ --




Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Net sales for 1996 were $606,937, up from $296,968 in 1995, the Form 10-K for the year ended December 31, 1995 showed sales of $1,635,641, which has been adjusted to reflect discontinued operations. Net loss was $3,608,955, compared to $948,171 in 1995. Per share loss was $(.10) per share, as opposed to $(1.67) in 1995. All income was from operations.

         Cost and Expenses for 1996 were $3,147,014, compared to $498,785 in 1995. Other Expenses were $931,541, compared to $790,000 in 1995. Assets decreased from $1,861,915 in 1995 to $1,121,354 in 1996. Long term debt decreased from $11,689 in 1995 to $8,773 in 1996.,

         The independent auditor for the Company has issued a report that states that the financial statements have been prepared assuming that the Company will continue as a going concern and that there is no assurance that the Company can realize sufficient revenues from its services to attain profitable operations. Management plans to operate the Company profitably in two areas: (1) selling mini vacations to Florida, and (2) selling vacation club memberships. Management believes, based on experience in these two areas, that anticipated revenues, coupled with low debt, will generate sufficient revenue to be a profitable operation.

         Inflation has not had a significant effect on the company, and the company has budgeted 1996 based on moderate economic growth.



Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.

         Gary A. LaPalme has been the auditor for the Company for the past two years. Mr. LaPalme is not licensed in the State of Florida, all operations of the Company take place in the State of Florida, and, as a result, he is now associated with M. A. Cabrera & Company, P.A. of Plantation, Florida. This audit was prepared by both auditors working together.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the company, with a brief description are as follows:

Name                    Age              Position
----                    ---              --------

Max P. Cawal            40               Chief Executive Officer/Director

Anthony Arrigoni        32               Chief Financial Officer/Director

         Max P. Cawal, 40 years of age, the Chief Executive Officer and a Director. Mr. Cawal was President of Peak Development Company and Executive Vice President of Peak Resorts International from 1990 to 1995. He has been a financial consultant and a director of EVRO Corporation a publicly held company since 1996.

         Anthony Arrigoni, 32 years of age, a Director. Mr. Arrigoni was an Account Executive for Cardservice International from 1990 to 1993, President of Dream Away Travel from March, 1993 to December, 1994 and President of U.S.A. Tourist Services, Inc. from December, 1994 to the present time. A Director since May, 1995.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

         There is no employee that was paid as much as $60,000 per year as salary. There is no contract for the payment of a salary to any employee. The only paid executive officer is Anthony Arrigoni who is paid $500 per week, he receives no other compensation.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

         There are presently 60,657,446 shares of the company's common shares, and 771,465 preferred shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this report, owns of record, or is known by the company to own beneficially, more than five percent of the company's common stock, and the officers and directors of the company.

                                               Common Stock

         Name                                    Shares            Per cent
         ----                                    ------            --------

Anthony Arrigoni                                 29,100            5%

All officers and directors as a group            29,100            5%

                                             Preferred Stock

         Name                                    Shares            Per cent
         ----                                    ------            --------

Anthony Arrigoni                                 166,666          22%

T & B, Inc.                                      150,000          19%

Princeton Manufacturing                           58,000           7%

Princeton Riverview Property                      58,000           7%

Consortium Group                                  87,000          11%

V. H. S., Inc.                                    96,000          12%

ITEX Corporation                                 165,000          21%

Richard Dickerman                                 50,000           6%

All officers and Directors as a group            166,666          22%


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The purchase of all of the outstanding stock of North American Resorts, Inc. in April, 1995 resulted in Anthony Arrigoni becoming a shareholder of the Company, and he is now Directors of the Company.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

                  (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the year ended December 31, 1996.

                  (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

                    Independent Auditors Report on Schedules

                  All other schedules are omitted because they are not required or not applicable or the information is shown in the consolidated financial statements or notes thereto.

                  (c) No report was filed on Form 8-K.

                  (d) There are no exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July  23,1996

                                            NORTH AMERICAN RESORTS, INC.

                                            by______/s/______________________
                                                     Max P. Cawal


             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                          NORTH AMERICAN RESORTS, INC.

                        December 31, 1996, 1995 and 1994



[LOGO]
M.A. CABRERA & COMPANY P.A.

                                      Certified Publis Accountants & Consultants
                                                2 S. University Drive, Suite 330
                                                  Plantation, Florida 33324-3307
                                                     954/476-2008   800/226-1660
                                                                Fax 954/475-0809


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Director
North American Resorts, Inc.

We have audited the accompanying balance sheet of North American Resorts, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North American Resorts for the year ended December 31, 1994 were audited by other auditors whose report dated August 28, 1995, on those statements included explanatory paragraphs describing the conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of North American Resorts, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ M.A. Cabrera & Company, P.A.

Plantation, Florida
May 2, 1997


                          North American Resorts, Inc.

                                 BALANCE SHEETS

                           December 31, 1996 and 1995


                                                                     1996              1995
                                                                 -----------        ---------
CURRENT ASSETS
  Cash                                                           $       869       $    1,080
  Accounts receivable                                                146,877          250,661
  Accounts receivable - other                                        114,993           58,005
                                                                 -----------        ---------
    Total current assets                                             262,739          309,746

PROPERTY, LEASEHOLD IMPROVEMENTS
 AND EQUIPMENT - Net                                                  25,905          130,588

OTHER ASSETS                                                         832,710        1,421,581
                                                                 -----------        ---------
                                                                 $ 1,121,354       $1,861,915
                                                                 ===========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   190,512           89,192
  Advance customer deposits                                             --            211,138
  Current portion of long-term debt                                   10,402           50,801
  Loans from stockholders                                            163,563          119,566
  Accrued expenses                                                   103,517           11,028
  Reserve for discontinued operations                                 49,493

                                                                 -----------        ---------
    Total current liabilities                                        517,487          481,725

DEFERRED REVENUES                                                    481,606          598,674

LONG-TERM DEBT, less current portion                                   8,773           11,689

STOCKHOLDERS' EQUITY
  Preferred stock; 50,000,000 shares authorized; no par
   value; issued and outstanding - 771,465 shares in 1996
   and 946,534 shares in 1995                                      1,575,373          710,938
  Common stock; 100,000,000 shares authorized; no par value;
    60,657,446 shares issued and outstanding in 1996 and
    1,296,946 shares issued and outstanding in 1995                3,442,141        1,062,060
  Rescinded stock                                                   (291,900)            --
  Accumulated deficit                                             (4,612,126)      (1,003,171)
                                                                 -----------        ---------
                                                                     113,488          769,827
                                                                 -----------        ---------
                                                                 $ 1,121,354       $1,861,915
                                                                 ===========        =========


        The accompanying notes are an integral part of these statements.


                          North American Resorts, Inc.

                            STATEMENTS OF OPERATIONS

              For the years ended December 31, 1996, 1995 and 1994


                                                                         1996              1995              1994
                                                                   ------------      ------------      ----------
REVENUES
  Memberships                                                      $    577,017      $    266,391      $       --
  Commissions                                                             8,300              --                --
  Other                                                                  21,620            30,577              --
                                                                   ------------      ------------      ----------
                                                                        606,937           296,968              --
COSTS AND EXPENSES
  Direct costs - memberships                                            122,825            36,015              --
  General and administrative                                          2,636,162           180,773              --
  Salaries and related expenses                                         361,867            95,395              --
  Selling and marketing                                                  14,731           162,175              --
  Depreciation and amortization                                          11,429            24,427              --
                                                                   ------------      ------------      ----------
                                                                      3,147,014           498,785              --
                                                                   ------------      ------------      ----------
    Loss from operations                                             (2,540,077)         (201,817)             --

OTHER EXPENSES
  Loss on stock devaluation                                             880,000              --                --
  Loss on disposal of fixed assets                                       51,541              --                --
  Development costs                                                        --             290,000              --
  Advertising expenses                                                     --             500,000              --
                                                                   ------------      ------------      ----------
                                                                        931,541           790,000              --
                                                                   ------------      ------------      ----------
    Loss from continuing operations before
      income taxes                                                   (3,471,618)         (991,817)             --

  Income taxes                                                             --                --                --
                                                                   ------------      ------------      ----------
    Loss from continuing operations                                  (3,471,618)         (991,817)             --

  Discontinued operations
    Profit (Loss) from operations of tourist services division         (228,860)           43,646              --
    Gain on disposal of tourist services division                        91,523              --                --
                                                                   ------------      ------------      ----------
                                                                       (137,337)           43,646              --
                                                                   ------------      ------------      ----------
       NET LOSS                                                    $ (3,608,955)     $   (948,171)     $       --
                                                                   ============      ============      ==========


  Net loss per share                                               $      (0.10)     $      (1.67)             --
                                                                   ============      ============      ==========

  Weighted average shares outstanding                                35,251,192           568,115          35,389
                                                                   ============      ============      ==========


         The accompanying notes are an integral part of these statements.



                          North American Resorts, Inc.

                             STATEMENTS OF CAH FLOWS

              For the years ended December 31, 1996, 1995 and 1994


                                                                    1996             1995           1994
                                                                -----------      -----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS FROM CONTINUING OPERATIONS                             $(3,471,618)     $  (991,817)     $     --
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                    11,429           27,546            --
    Reserve for discontinued operations                              49,493             --              --
    Loss on stock devaluation                                       880,000             --              --
    Loss on disposal of fixed assets                                 51,541             --              --
    Deferred revenues earned                                       (117,068)            --              --
    Consulting and other expenses incurred by
      issuance of common and preferred stock                      1,957,178             --              --
    Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable                      46,796         (180,357)           --
    Increase in accounts payable                                    101,320           79,471            --
    Increase (decrease) in advance customer deposits               (211,138)         120,740            --
    Increase in accrued expenses                                     92,489           11,028            --
    Increase in deferred revenues                                      --            598,674            --
    Other                                                              --              6,484            --
                                                                -----------      -----------      --------
      Subtotal                                                     (609,578)        (328,231)           --

  Earnings (Loss) from discontinued operations                     (137,337)          43,646            --
                                                                -----------      -----------      --------
    Net cash (used) by operating activities                        (746,915)        (284,585)           --
                                                                -----------      -----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of prepaid advertising/promotional items                    --         (1,000,000)           --
  Purchases of property, leasehold improvements
   and equipment                                                       --           (109,696)           --
  Time share weeks purchased                                           --            (55,000)           --
  Organizational expenses paid                                         --            (11,330)           --
                                                                -----------      -----------      --------
    Net cash (used) by investing activities                            --         (1,176,026)           --
                                                                -----------      -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                353,022        1,000,000            --
  Proceeds from sale of preferred stock                             393,000          279,635            --
  Loans from stockholders - net                                      43,997          119,566            --
  Long-term debt financing                                             --             84,864            --
  Repayment of long-term debt                                       (43,315)         (22,374)           --
                                                                -----------      -----------      --------
    Net cash provided by financing activities                       746,704        1,461,691            --
                                                                -----------      -----------      --------
    NET INCREASE IN CASH                                               (211)           1,080            --

  Cash, beginning of period                                           1,080             --              --
                                                                -----------      -----------      --------
  Cash, end of period                                           $       869      $     1,080      $     --
                                                                ===========      ===========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                 $      --        $       273      $     --
                                                                ===========      ===========      ========

  Acquisition of other assets through issuance of preferred
   stock:
     Prepaid consulting                                         $   529,174
     Prepaid promotional items                                      121,171
     Investment in stock                                            120,000
                                                                -----------
                                                                $   770,345
                                                                ===========

   Items arising through merger not requiring cash:
     Property , leasehold improvements and equipment                             $    28,219
     Receivables                                                                     128,539
     Advance customer deposits                                                       (90,398)
     Other                                                                            10,309
     Liabilities assumed                                                              (8,721)
     Goodwill upon purchase                                                          370,405
                                                                                 -----------
                                                                                 $   438,353

                                                                                 ===========
     Issuance of preferred stock - utilized in merger                            $   438,353
                                                                                 ===========


         The accompanying notes are an integral part of these statements.


                          North American Resorts, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1996, 1995 and 1994


                                               Preferred Stock            Common Stock
                                          ------------------------  ------------------------  Rescinded   Accumulated
                                            Shares        Amount       Shares      Amount       Stock       Deficit        Total
                                          -----------  -----------  -----------  ----------- -----------  -----------  -----------
Balances January 1, 1994                         --    $      --        637,000  $    55,000 $      --    $   (55,000) $      --

Consolidation of stock 18/1                      --           --       (601,611)        --          --           --

Net loss for the year                            --           --           --           --          --           --           --
                                          -----------  -----------  -----------  ----------- -----------  -----------  -----------
Balances - December 31, 1994                     --           --         35,389       55,000        --        (55,000)        --

Issuance of stock - first phase                  --           --        222,223      400,000        --           --        400,000

Issuance of stock - second phase                 --           --        333,334      600,000        --           --        600,000

Issuance of preferred stock for
 the purchase of promotional items and
 certain consulting and other fees            261,300       11,130         --           --          --           --         11,130

Issuance of preferred stock for
 the acquisition of the Company               166,667      416,668         --           --          --           --        416,668

Issuance of preferred stock for
 advertising, promotional items,
 consulting fees, development
 costs and time share units                   589,167      290,200         --           --          --           --        290,200

Conversion of preferred stock
 to common stock                              (70,600)      (7,060)     706,000        7,060        --                        --

Net loss for the year                            --           --           --           --          --       (948,171)    (948,171)
                                          -----------  -----------  -----------  ----------- -----------  -----------  -----------
Balances - December 31, 1995                  946,534      710,938    1,296,946    1,062,060        --     (1,003,171)     769,827

Issuance of preferred stock for
 barter credits and consulting fees           367,381      812,321         --           --          --           --        812,321

Sale of preferred stock                       397,400      393,000         --           --          --           --        393,000

Sale of common stock                             --           --     17,002,000      353,022        --           --        353,022

Issuance of common stock for
 consulting fees                                 --           --     25,960,000    1,394,273        --           --      1,394,273

Preferred and common stock issued
 in exchange for joint venture (rescinded
 in 1997)                                     200,000       83,400    5,000,000      208,500    (291,900)        --           --

Conversion of preferred stock
 to common stock                           (1,139,850)    (424,286)  11,398,500      424,286        --           --           --

Net loss for the year                            --           --           --           --          --     (3,608,955)  (3,608,955)
                                          -----------  -----------  -----------  ----------- -----------  -----------  -----------
Balances - December 31, 1996                  771,465  $ 1,575,373   60,657,446  $ 3,442,141 $  (291,900) $(4,612,126) $   113,488
                                          ===========  ===========  ===========  =========== ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.


North American Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on November 1, 1985 in the State of Colorado. The Company's primary business is the selling of vacations in Florida and the sales of time share memberships to the Ocean Landings and Cypress Island Preserve, controlled by the Company, as well as the operation of the Cypress Island Preserve as a tourist destination.

The financial statements are presented assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and there is no guarantee that it will generate sufficient revenues from its planned activities to generate a profit. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and/or cash equivalents.

         Reorganization and Restructuring of the Company

         On November 7, 1994 the Company's board voted on various issues that were approved by the Company's shareholders on November 17, 1994. The following items were addressed:

                  Consolidation of shares - The Company approved to consolidate its common shares with a reverse stock split of 18:1.

                  Private placement - The Company approved a private placement totaling $1,000,000 qualifying under Section 504 of the Securities and Exchange Commission.

                  Preferred stock - The Company approved a non-trading preferred class of stock. The stock is convertible to common stock on a ratio of ten common shares for every one preferred share.

                  Name change - The Company originally was incorporated under the name of Gemini Ventures, Inc.. Since then the Company has had several name changes:

                  November, 1985               Gemini Ventures, Inc.
                  July, 1989                   Solomon Trading Company, Limited
                  November, 1994               The Voyageur, Inc.
                  December, 1994               The Voyageur First, Inc.
                  March, 1995                  North American Resorts, Inc.

         Property, Leasehold Improvements and Equipment

         Property, leasehold improvements and equipment are recorded at cost for financial reporting purposes and are depreciated utilizing the straight-line method over their estimated service lives. Significant additions and betterments are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to operations as incurred. The lives used for depreciation are summarized as follows:

                                                 Years
                                                 -----
         Leasehold improvements                  31.5
         Equipment and furniture                  5
         Sales model and sales trailers          10

         Organization Costs

         Organization costs are being amortized over sixty months on a straight-line basis.

         Goodwill

         Goodwill, arising from the acquisition of North American Resorts, Inc. (Tourist Services Division) was being amortized over 15 years utilizing the straight-line basis. If a determination is made that the goodwill will not be recovered from future operations, it will be charged to operations as expense to the extent of impairment of the underlying value. The impairment will be measured by the deficiency in the estimated discounted future cash flow and the analysis will be made on a quarterly basis.

         Such a determination was made upon the disposal of the Tourist Services Division, resulting in the unamortized goodwill totaling $351,885 being written off. Such item is included in Gain on Disposal of the Tourist Services Division in the accompanying statement of operations.

         Prepaid Promotional Items

         Prepaid promotional items consist of appraised art work initially obtained by the purchase of Rochkes, Inc. for $1,000,000 cash and 150,000 shares of preferred stock. The art work is to be used as incentives in the sales of time shares memberships. The art work prints will be expensed as they are used. If artwork prints are not used in a timely manner, the items will be charged to income as expense to the extent of the impairment. The Company anticipates obtaining certified appraisals on an annual basis to verify the continued viability of the asset.

         Deferred Revenues

         Deferred revenues arising from the sale of time-share memberships are recognized ratably over the contract period. Additional deferred revenues arising from the sale of memberships to ITEX Corporation will be recognized as they are used by ITEX (see Note D).

         Revenue Recognition - Time Share Memberships

         Revenue is recognized ratably over the term of the time share memberships. Time share memberships that are sold outright and deeded to the buyer and where no significant future performance is required on the Company's part are recognized at the time of closing.

         Time Share Weeks

         Time share weeks are accounted for at cost: five units at fifty weeks. The rights for use of these weeks are sold to members.

         Earnings (Loss) Per Share

         Earnings (loss) per share are based on the weighted average shares outstanding during the year. The conversion of the preferred stock is not assumed in the computation of earnings (loss) per share because the effect is anti-dilutive.

NOTE B - ACQUISITION

On March 30, 1995 the Company completed the acquisition of North American Resorts, Inc., a Florida Corporation, with the issuance of 166,667 shares of preferred stock. The Company changed its name to North American Resorts, Inc. and adopted the acquired Company's business plan, as described in Note A. The acquisition was accounted for utilizing the purchase method of accounting. The operations of the acquired Company are included from the date of acquisition. The acquisition was completed by the issuance of 166,667 shares of preferred stock. The value of the transaction was $438,353 and the purchase price was allocated as follows:

         Property, leasehold improvements and equipment          $  28,219
         Receivables                                               128,539
         Other                                                      10,309
         Advance customer deposits                                 (90,328)
         Liabilities assumed                                        (8,721)
         Goodwill                                                  370,405
                                                                 ---------
                                                                 $ 438,353
                                                                 =========

Pro forma financial statements are not presented since the acquired company does not have a significant operating history and pro-forma results are not meaningful.

NOTE C - PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Property, leasehold improvements and equipment are summarized as follows:

                                               1996             1995
                                           -----------      -----------
         Leasehold improvements            $      --        $    37,883
         Equipment and furniture                35,922           73,189
         Sales model and trailer                  --             26,843
                                           -----------      -----------
                                                35,922          137,915

         Less accumulated depreciation         (10,017)          (7,327)
                                           -----------      -----------
                                           $    25,905      $   130,588
                                           ===========      ===========


NOTE D - OTHER ASSETS

Other assets consist of the following:

                                               1996             1995
                                           -----------      -----------

         Prepaid consulting                $   529,174      $      --
         Prepaid promotional items             121,171        1,000,000
         Time share weeks                       55,000           55,000
         Organization expense - net              7,365            9,630
         Goodwill - net                           --            351,885
         Investment in stock                   120,000             --
         Other                                    --              5,066
                                           -----------      -----------
                                           $   832,710      $ 1,421,581
                                           ===========      ===========

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:

                                                     1996        1995
                                                   -------     -------

Mortgage payable, secured by time share weeks;
 payable January 15, 1996; interest at 10%
 per annum                                         $  --       $30,000

Note payable in monthly installment of $1,150
 including interest at 13.8%; secured by
 equipment                                          14,175      23,126

Other                                                5,000       9,364
                                                   -------     -------
                                                    19,175      62,490
Due within one year                                 10,402      50,801
                                                   -------     -------
Long-term portion                                  $ 8,773     $11,689
                                                   =======     =======


Maturities of long-term debt:

  Year ended
December 31,                                              Amount
------------                                              ------
1996                                               $  --       $50,801
1997                                                10,402      11,689
1998                                                 8,773        --
                                                   -------     -------
                                                   $19,175     $62,490
                                                   =======     =======

NOTE F - DEFERRED REVENUES - MEMBERSHIPS/ADVERTISING

The Company purchased advertising by the issuance of 165,000 shares of preferred stock and $500,000 of membership sales. The entire transaction was recorded at the value of the deferred memberships. No value was assignable to the preferred stock portion of the transaction due to the uncertainty of the value of the preferred stock. The advertising was expensed as a period cost since capitalization is proper only when there is a history to help ascertain that the advertising is expected to benefit future periods.

See Note A for accounting for deferred revenues.


NOTE G - RELATED PARTY TRANSACTIONS.

The Company has received advances from certain stockholders totaling $163,563 and $119,566 as of December 31, 1996 and 1995, respectively. There are no specified repayment terms or conditions.


NOTE H - LEASE COMMITMENTS

The Company has entered into a lease of the Cypress Island Preserve through May 31, 2093. The Company agrees to operate the preserve as a tourist attraction and resort facility. The consideration for the lease is that the Company will provide funding for the negative cash flow resulting from the operations of the Preserve. During 1996 and 1995 the Company's expensed relating to Cypress Island totaled $779,703 and $38,126 respectively.

NOTE I - PREFERRED STOCK

During 1995 preferred stock was issued for the following:

         Purchase of Rochkes, Inc. (prepaid promotional) (Note A)       150,000
         Directors fees                                                   5,000
         Finders fees                                                     6,300
         Purchase options                                                 2,000
         Consulting fees                                                 98,000
                                                                      ---------
                  Subtotal                                              261,300
                                                                      ---------
         Purchase of Company (Note B)                                   166,667
                                                                      ---------
         Purchase of advertising (Note F)                               165,000
         Promotional items costs                                         87,000
         Consulting fees                                                170,667
         Development costs (see below)                                  114,000
         Guarantee on Cypress Island Preserve                            50,500
         Purchase of time share units                                     2,000
                                                                      ---------
                  Subtotal                                              589,167
                                                                      ---------
                  Grand total shares issued                           1,017,134
                                                                      =========


The development costs, consisting of consulting fees, engineering fees, utility hook up fees and other miscellaneous fees totaled $290,000 and have been expensed.

Preferred stock is convertible to common stock on a ratio of ten common shares for every preferred share. The stock is convertible for a period of two years from the date of issue.


NOTE J - RESCINDED MERGER

During 1996, the Company entered into a merger agreement with American Clinical Labs, Inc.. The merger was never completed and the transaction was rescinded on December 1, 1996. There was no effect on the financial statements of the Company.