Form 10QSB
period 1997-03-31
NORTH AMERICAN RESORTS INC
filed 1997-09-05
CIK 1000686

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997


Commission File No. 0-26760


                          NORTH AMERICAN RESORTS, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                       84-126065
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


                301 East Hillcrest Street, Orlando, Florida 32801
               (Address of principal executive office) (Zip Code)

                 Registrant's telephone number: (407) 841-1917


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ NO____

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

     The Company had slightly higher net sales for the quarter ending March 31, 1997 than in 1996; $390,186 as opposed to $316,458. Costs and expenses however were much higher; $550,154 as opposed to $139,695, which led to a loss of $159,968 in 1997 as compared to a gain of $176,763 in 1996. There were no income taxes due because of the loss in this quarter. This translated to a loss of $.01 per share in 1997, compared to a gain of $.06 per share in 1996.

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

Date: August 14, 1997

                                        North American Resorts, Inc.

                                        By ___/s/________________________
                                        Anthony Arrigoni, Vice, President

                          NORTH AMERICAN RESORTS, INC.

                       COMPILATION OF FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997





                             GARY A. LaPALME, C.P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                             Minneapolis, Minnesota

                          NORTH AMERICAN RESORTS, INC.
                                    CONTENTS
                        THREE MONTHS ENDED MARCH 31, 1997



                                                                            Page

Accountant's Compilation Report                                              2

Financial Statements

         Condensed Balance Sheets                                            3

         Condensed Statements of Earnings                                    4

         Condensed Statements of Cash Flows                                  5

         Notes to Financial Statements                                       6

                            GARY A. LaPALME, C.P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          MAPLE GROVE EXECUTIVE CENTRE
                          7200 HEMLOCK LANE, SUITE 110
                          MAPLE GROVE, MINNESOTA 55369

                                 (612) 424-5330
                               FAX (612) 424-2601

                                                              MEMBER
                                                   MINNESOTA SOCIETY OF C.P.A.s
                                                   AMERICAN INSTITUTE OF C.P.A.s



Board of Directors and Stockholders
NORTH AMERICAN RESORTS, INC.


I have compiled the accompanying balance sheet of NORTH AMERICAN RESORTS, INC. as of March 31, 1997, and the related statements of earnings for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and statement of cash flows were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.


                                       /s/ Gary A. LaPalme
                                       Gary A. LaPalme, C.P.A.
                                       Certified Public Accountants


Minneapolis, Minnesota

May 27, 1997

                          NORTH AMERICAN RESORTS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                      March 31,      December 31,
                                                        1997            1996
                                                     -----------     -----------
                                                     (Unaudited)       (*Note)
Current Assets

   Cash                                              $    (8,149)    $       869
   Accounts receivable-trade                               8,322         146,877
   Accounts receivable-other                             105,974         114,993
                                                     -----------     -----------

       Total Current Assets                              106,147         262,739
                                                     -----------     -----------

Furniture, Leasehold Improvements
   And Equipment-Net                                      26,361          25,905
                                                     -----------     -----------

Other Assets                                             825,970         832,710
                                                     -----------     -----------

          TOTAL ASSETS                               $   958,478     $ 1,121,354
                                                     ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                  $   151,919     $   190,512
   Current portion of long-term debt                       5,192          10,402
   Loans from stockholders                               137,152         163,563
   Accrued expenses                                       98,561         103,517
   Reserve for discontinued operations                      --            49,493
                                                     -----------     -----------

       Total Current Liabilities                         392,824         517,487
                                                     -----------     -----------

Deferred Revenues                                        460,942         481,606
                                                     -----------     -----------

Long-Term Debt, less current portion                       7,293           8,773
                                                     -----------     -----------

Stockholders' Equity

   Preferred stock, no par value, 50,000,000
       shares authorized, 771,465 issued
       and outstanding in 1996 and 539,965 shares
       issued and outstanding March 31, 1997           1,306,717       1,575,373
   Common stock, no par value, 100,000,000
       shares authorized, 60,657,446 issued
       and outstanding in 1996 and 64,372,467
       shares issued and outstanding March
       31, 1997                                        3,562,796       3,442,141
   Rescinded Stock                                          --          (291,900)
   Accumulated deficit                                (4,772,094)     (4,612,126)
                                                     -----------     -----------

       Total Stockholders' Equity                         97,419         113,488
                                                     -----------     -----------

          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                    $   958,478     $ 1,121,354
                                                     ===========     ===========

*Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Notes To Condensed Financial Statements

                          NORTH AMERICAN RESORTS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                            Three Months Ended
                                                 March 31
                                       ----------------------------

Net Sales                              $    390,186     $   316,458
                                       ------------     -----------

Cost and Expenses

   Direct costs-memberships                 181,151          29,275
   General and administrative               335,666          49,814
   Salaries and related expenses             24,552          57,310
   Depreciation and amortization              8,785           3,296
                                       ------------     -----------

                                            550,154         139,695
                                       ------------     -----------

Earnings (Loss) Before Taxes               (159,968)        176,763

Income Taxes                                   --           (60,100)
                                       ------------     -----------

Net Earnings (Loss)                    $   (159,968)    $   116,663
                                       ============     ===========

Net Earnings Per Share                 $       (.01)    $       .06
                                       ============     ===========

Weighted Average Shares Outstanding      65,749,045       1,805,978
                                       ============     ===========


                   See Notes To Condensed Financial Statements

                          NORTH AMERICAN RESORTS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                           Three Months Ended
                                                March 31
                                        -----------------------

Cash Flows From Operating Activities    $(117,315)    $ 102,585

Cash Flows From Investing Activities       (2,501)     (475,722)

Cash Flows From Financing Activities      110,798       324,561
                                        ---------     ---------

Net Decrease in Cash                    $  (9,018)    $ (48,576)
                                        =========     =========


                   See Notes To Condensed Financial Statements

                          NORTH AMERICAN RESORTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


Note A   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the annual report on Form 10-KSB for the period ended December 31, 1996.