Form 10QSB
period 1997-06-30
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d)  OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26760

                          North American Resorts, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                          84-1286065
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  15945 Quality Trail North, Scandia, MN 55073
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (612) 433-3522
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES     NO  X
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:    April 27, 2000: 103,293,967
                                             ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                          North American Resorts, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities                                             9

  Item 3   Defaults Upon Senior Securities                                   9

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                   9



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                             June 30, 1997 and 1996

                                   (Unaudited)

                                                                 1997           1996
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $      --      $    31,035
   Net current assets of discontinued operations                 132,340      1,366,299
                                                             -----------    -----------
      Total current assets                                       132,340      1,397,334
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $5,098 and $2,840, respectively                           6,232          8,490
   Net other assets of discontinued operations                   729,619      1,345,101
                                                             -----------    -----------
      Total other assets                                         735,851      1,353,591
                                                             -----------    -----------

Total Assets                                                 $   868,191    $ 2,750,925
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                            $    12,437    $      --
   Net current liabilities of discontinued operations            672,493        421,559
                                                             -----------    -----------
      Total current liabilities                                  684,930        421,559
                                                             -----------    -----------

Long-term Liabilities
   Net other liabilities of discontinued operations                 --          881,059
                                                             -----------    -----------

      Total Liabilities                                          684,930      1,302,618
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value                              1,484,728        710,937
   Common stock - $0.001 par value                                66,172          1,307
   Additional paid-in capital                                  3,378,714      1,517,253
   Deficit accumulated during the development stage           (4,746,353)      (781,190)
                                                             -----------    -----------
      Total shareholders' equity                                 183,261      1,448,307
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $   868,191    $ 2,750,925
                                                             ===========    ===========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1997 and 1996

                                   (Unaudited)

                                         Six months      Six months     Three months    Three months
                                           ended           ended           ended           ended
                                          June 30,        June 30,        June 30,        June 30,
                                             1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------
Revenues                                $       --      $       --      $       --      $       --
                                        ------------    ------------    ------------    ------------

Expenses
   Amortization of organization costs          1,133           1,133             567             567
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                        (1,133)         (1,133)           (567)           (567)

Provision for income taxes                      --              --              --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations               (1,133)         (1,133)           (567)           (567)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations               (133,094)        224,344         (56,478)        110,414
                                        ------------    ------------    ------------    ------------

Net Loss                                $   (134,227)   $    223,211    $    (57,045)   $    109,847
                                        ============    ============    ============    ============

Loss per weighted-average
   share of common stock outstanding
      From continuing operations                 nil    $       0.00             nil    $       0.00
      From discontinued operations               nil            0.17             nil            0.08
                                        ------------    ------------    ------------    ------------
         Total loss per share                    nil    $       0.17             nil    $       0.08
                                        ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding            64,289,629       1,306,946      66,141,678       1,306,946
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                             Six months   Six months
                                                               ended        ended
                                                              June 30,     June 30,
                                                               1997         1996
                                                             ---------    ---------
Cash Flows from Operating Activities                         $ (87,018)   $(471,169)
                                                             ---------    ---------

Cash Flows from Investing Activities

   Purchase of furniture and equipment                            --        (11,434)
                                                             ---------    ---------

Cash Flows from Financing Activities

   Increase in cash overdraft                                    8,149         --
   Net change in debt                                             --         56,058
   Issuance of stock                                            78,000      456,500
                                                             ---------    ---------
      Net cash flows from financing activities                  86,149      512,558
                                                             ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                  (869)      29,955

Cash and cash equivalents at beginning of period                   869        1,080
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $    --      $  31,035
                                                             =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $    --      $    --
                                                             =========    =========
   Income taxes paid (refunded)                              $    --      $    --
                                                             =========    =========





The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.

                          Notes to Financial Statements




Note A - Organization and Description of Business

North American Resorts, Inc. (Company ) was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The Company changed its corporate name to Solomon Trading Company, Limited in July 1989; The Voyageur, Inc. in November 1994; The Voyageur First, Inc. in December 1994 and North American Resorts, Inc. in March 1995, respectively.

From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were controlled by the Company and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations.

With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

 Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

      Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                          North American Resorts, Inc.

 Note B - Summary of Significant Accounting Policies - Continued

2.    Organization costs
      ------------------

      Organization costs are amortized over a five year period using the straight line method.

3.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 1997 and 1996, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      The Company has net operating loss carryforwards for income tax purposes of approximately $900,000. If these carryforwards are not utilized, they will begin to expire in 2010.

      Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a 1999 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1997 and 1996, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at June 30, 1997 and 1996, respectively.

5.    Reclassifications
      -----------------

      Certain amounts in the 1996 financial statements have been reclassified to present the subsequent effect of the Company's discontinued operations.

                          North American Resorts, Inc.

Note C - Discontinued Operations

During the fourth quarter of 1999, the Company discontinued all operations related to its selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were controlled by the Company and the operation of Cypress Island Preserve as a tourist destination.

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the years ended December 31, 1997 and 1996, respectively, are as follows:

                                                       1997          1996
                                                    -----------   -----------

         Net sales                                  $ 2,530,382   $   606,937
                                                    ===========   ===========
         Operating income (loss)                    $   (86,784)  $(2,540,077)
                                                    ===========   ===========
         Loss from discontinued operations          $   (86,784)  $(2,591,618)
                                                    ====-======   ===========


Note D - Preferred Stock

The Company has 539,965 shares of preferred stock issued and outstanding at December 31, 1997. The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There shares could be converted to 5,399,650 common shares that would be subject to be sold pursuant to Rule 144.

Note E - Common Stock Transactions

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,0000 shares of $0.001 par value common stock. The effect of these amendments are reflected in the accompanying financial statements as of the first day of the first period presented.

During 1997, the Company issued an aggregate of 10,200,000 of common stock pursuant to a Registration Statement on Form S-8 for a combination of cash and professional services valued at approximately $352,000 using the quoted market value of the Company's common stock on the date of each respective transaction. The Company received total cash proceeds of approximately $171,000 in these transactions. The differential between the "fair value" of the services and the cash received was charged to operations as consulting fees.

During 1997, the Company issued an aggregate 550,000 shares of unregistered, restricted common stock to various parties involved in assisting the Company with proposed acquisitions which did not consummate. These transactions were valued at approximately $55,000, which approximates the "fair value" of the common stock issued based on the discounted value of the quoted market price of the Company's common stock on the respective transaction date. These amounts were charged to operations as consulting fees.

                          North American Resorts, Inc.

Note E - Common Stock Transactions - Continued

During 1997, the Company sold 16,000,000 shares of restricted, unregistered common stock to two unrelated individuals for a total of $90,000 cash. The transaction was valued at $160,000 in the accompanying financial statements based on the discounted quoted market price of the Company's common stock on the date of the transaction. The differential between the "fair value" of the stock sold and the cash proceeds was charged to consulting fees.

               (Remainder of this page left blank intentionally.)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    General comments

North American Resorts, Inc. (Company ) was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The Company changed its corporate name to Solomon Trading Company, Limited in July 1989; The Voyageur, Inc. in November 1994; The Voyageur First, Inc. in December 1994 and North American Resorts, Inc. in March 1995, respectively.

From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were controlled by the Company and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations.

With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

(3)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    North American Resorts, Inc.


April    27   , 2000                                 /s/ Gregory Johnson.
      --------                                      ----------------------------
                                                         Gregory Johnson
                                                         President and Director