Form 10QSB
period 1997-09-30
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX         QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
----------     EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997

               TRANSITION  REPORT UNDER SECTION 13 OR 15(d)  OF THE EXCHANGE ACT
----------     OF 1934

                    For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26760
                                                 -------

                          North American Resorts, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                        84-1286065
------------------------------                    ------------------------------
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

                          North American Resorts, Inc.

              Form 10-QSB for the Quarter ended September 30, 1997

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                           September 30, 1997 and 1996

                                   (Unaudited)

                                                                   1997           1996
                                                               -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                    $      --      $    50,539
   Net current assets of discontinued operations                   296,699      1,624,594
                                                               -----------    -----------
      Total current assets                                         296,699      1,675,133
                                                               -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $5,665 and $3,407, respectively                             5,665          7,923
   Net other assets of discontinued operations                     664,385      1,309,706
                                                               -----------    -----------
      Total other assets                                           670,050      1,317,629
                                                               -----------    -----------

Total Assets                                                   $   966,749    $ 2,992,762
                                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                              $     2,678    $      --
   Net current liabilities of discontinued operations              587,405        719,035
                                                               -----------    -----------
      Total current liabilities                                    590,083        719,035
                                                               -----------    -----------

Long-term Liabilities
   Net other liabilities of discontinued operations                   --          351,097
                                                               -----------    -----------

      Total Liabilities                                            590,083      1,070,132
                                                               -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 539,965 and
      1,108,865 shares issued and outstanding, respectively      1,484,728      2,940,173
   Common stock - $0.001 par value
      300,000,000 shares authorized; 66,722,447 and
      70,783,467 shares issued and outstanding, respectively        66,772         70,783
   Additional paid-in capital                                    3,383,614      3,673,710
   Unearned compensation                                              --       (2,187,109)
   Accumulated deficit                                          (4,558,448)    (2,574,927)
                                                               -----------    -----------
      Total shareholders' equity                                   376,666      1,922,630
                                                               -----------    -----------

Total Liabilities and Shareholders' Equity                     $   966,749    $ 2,992,762
                                                               ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1997 and 1996

                                   (Unaudited)

                                         Nine months     Nine months    Three months    Three months
                                            ended           ended           ended           ended
                                        September 30,   September 30,   September 30,   September 30,
                                             1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------
Revenues                                $       --      $       --      $       --      $       --
                                        ------------    ------------    ------------    ------------

Expenses
   Amortization of organization costs          1,699           1,699             566             566
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                        (1,699)         (1,699)           (566)           (566)

Provision for income taxes                      --              --              --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations               (1,699)         (1,699)           (566)           (566)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations                 55,377         565,678         188,471         115,497
                                        ------------    ------------    ------------    ------------

Net Loss                                $     53,678    $    563,979    $    187,905    $    114,931
                                        ============    ============    ============    ============

Loss per weighted-average
   share of common stock outstanding
      From continuing operations                 nil    $       0.00             nil             nil
      From discontinued operations               nil            0.03             nil             nil
                                        ------------    ------------    ------------    ------------
         Total loss per share                    nil    $       0.03             nil             nil
                                        ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding            65,080,359      20,117,134      66,636,034      52,906,134
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996

                                   (Unaudited)

                                                          Nine months    Nine months
                                                             ended          ended
                                                         September 30,  September 30,
                                                               1997           1996
                                                         -------------  -------------
Cash Flows from Operating Activities                     $     (81,547) $     569,057
                                                         -------------  -------------

Cash Flows from Investing Activities
   Funding of note receivable                                     --         (132,688)
   Acquisition of marketable securities                           --         (287,247)
                                                         -------------  -------------
      Net cash used in investing activities                       --         (419,935)
                                                         -------------  -------------


Cash Flows from Financing Activities
   Increase in cash overdraft                                    2,678           --
   Repayment of notes payable                                     --         (100,000)
   Issuance of stock                                            78,000           --
                                                         -------------  -------------
      Net cash flows from financing activities                  80,678       (100,000)
                                                         -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                  (869)        49,122

Cash and cash equivalents at beginning of period                   869          1,417
                                                         -------------  -------------

Cash and cash equivalents at end of period               $        --    $      50,539
                                                         =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                       $        --    $        --
                                                         =============  =============
   Income taxes paid (refunded)                          $        --    $        --
                                                         =============  =============


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

3.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 1997 and 1996, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

4.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1997 and 1996, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at September 30, 1997 and 1996, respectively.

5.    Reclassifications
      -----------------

      Certain amounts in the 1996 financial statements have been reclassified to present the subsequent effect of the Company's discontinued operations.

                          North American Resorts, Inc.

Note C - Discontinued Operations

During the fourth quarter of 1998, the Company discontinued all operations related to its selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were controlled by the Company and the operation of Cypress Island Preserve as a tourist destination.

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the years ended December 31, 1997 and 1996, respectively, are as follows:

                                                        1997           1996
                                                    -----------    -----------

         Net sales                                  $ 2,530,382    $   606,937
                                                    ===========    ===========
         Operating income (loss)                    $   (86,784)   $(2,540,077)
                                                    ===========    ===========
         Loss from discontinued operations          $   (86,784)   $(2,591,618)
                                                    ===========    ===========


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