Form 10KSB
period 1997-12-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark one)

      XX          ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934
(Fee required)
                     For the fiscal year ended  December 31, 1997
                                                -----------------

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)  OF  THE  EXCHANGE
--------------    ACT OF 1934

For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                          NORTH AMERICAN RESORTS, INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                            84-126065
--------------------------                            --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                    15945 Quality Trail N., Scandia, MN 55073
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (651) 433-3522
                                 --------------
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Exchange Act

     Title of each class               Name of each exchange on which registered
         Common Stock                               NASDAQ EXCHANGE
         ------------                               ---------------
          82,722,447

        Preferred Stock
        ---------------
             539,965

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES     NO  X
                                                               ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent year.   (0)
                                                    ---

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 31, 2000 103,293,967 common stock. The bid and asked price of the Company's stock as of April 28, 2000 was $0.001.

Transitional Small Business Disclosure Format (check one):    YES     NO  X
                                                                  ---    ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                          PAGE
-----------                                                          ----

PART 1

1. Description of Business                                             3

2. Description of Property                                             4

3. Legal Proceedings                                                   5

4. Submission of matters to a Vote of Shareholders                     5

5. Other related matters                                               5

PART 11

6. Market for Company's Common Stock
   and Related Stockholder Matters                                     7

7. Management's Discussion and Analysis
   or Plan of Operation                                                9

8. Index to Financial Statements                                      12

9. Changes In and Disagreements with Accountants on                   13
   Accounting and Financial Disclosure

PART III

10. Directors, Executive Officers and Control Persons;
    Compliance with Section 16(b) of the Exchange Act.                13

11. Executive Compensation                                            13

12. Security Ownership of Certain Beneficial
    Owners and Management                                             14

13. Certain Relationships and Related Transactions                    14

14. Exhibits and Reports on Form 8-K                                  14

Signatures                                                            14

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

ITEM 1.  BUSINESS

(1) General:

     North American Resorts, Inc. was incorporated in Colorado in 1985 as Gemini Ventures, Inc.. The name was changed in1989 to Solomon Trading Company, Ltd., and was changed again in 1994 to the Voyageur First, Inc.. The name was changed to its present name on March 30, 1995 after an asset purchase of North American Resorts, Inc.. At the time of the purchase the only asset of North American Resorts, Inc. was its business plan, and the Company issued 166,667 shares of its preferred stock for North American Resorts, Inc.

     The Company became the owner of USA Tourist Service Centers, Inc. as a result of the asset purchase of North American Resorts, Inc. USA Tourist Service Centers, Inc., which began business in 1993, was wholly owned by North American Resorts, Inc. USA Tourist Centers, Inc. holds a license as a Travel Agent, and operates out of its office in Orlando, Florida. North American Resorts, Inc. also held an option to purchase 5 time share units at Ocean Landings in Coco Beach, Florida, which it purchased.

     North American Resorts, Inc, was also activated in mid 1995 and sold memberships. A member was entitled to an annual pass to Cyprus Island animal preserve and to a vacation at Ocean Landing Resort in Coco Beach, Florida or to trade in the week vacation to Interval International and select from other resorts. Interval International is a clearing house for time shares. The Company does not receive anything from Interval International, and pays nothing to Interval International. Each member desiring to trade must pay a charge of $89.00 to Interval International for the service. There is no peak or prime time because Ocean Landings is well booked, approximately 85% year around.

     The Company did not sell time shares, but sold memberships for five years. The main difference between the two was that the member will not be the owner of any part of the real estate. However, because the membership is for longer than three years, the Company had filed its plan with the State of Florida under the laws that regulate time shares.

     The five year membership sold for $5,000 and entitled the member to a one week vacation each of the five years at Ocean Landings Resort, or may be traded into Interval International, a world wide trade organization. The memberships had no relation to any golf memberships, or the memberships to ITEX.

     North American Resorts, Inc. ran short of cash in the summer of 1996 and ceased sales. There was a Plan of Reorganization entered into with American Clinical Labs, Inc. on September 3, 1996 in an attempt to cure the shortage of cash to operate. This Agreement was terminated on December 1, 1996 and North American Resorts, Inc. returned the assets to American Clinical Labs, Inc. and
American Clinical Labs, Inc. returned the its shares to the Company with the exception of 12,500,000 shares of restricted common stock of the Company in exchange for funds advanced by American Clinical Labs, Inc.

(2) Disposition of assets including time shares at Ocean Landings and Cyprus Island Preserve facilities

     In the fourth quarter of 1998 the Company liquidated its holdings in Ocean Landings and Cyprus Island Preserve, together with its other remaining assets and ceased operations. The liquidation was conducted in an attempt to settle and satisfy the Company's outstanding liabilities. The liquidation of assets did not provide sufficient funds to pay off all of the Company's +liabilities. Of the Ocean Landing Units, a few were sold and the remaining were turned back to Ocean Landing in partial payment of the Company's debt to Ocean Landing.

REGISTRANT'S OFFICE:

The Company changed its business office on February 1, 2000 to 15945 Quality Trail North, Scandia, MN 55073. The telephone number is (651) 433-3522. The Company's present attorney is providing this facility at no cost to the Registrant. It is anticipated that upon consummation of the acquisition of a business opportunity, that the Company may incur one or more leases for office facilities.

In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Registrant's principal offices will be relocated to the existing offices of the merger or acquisition candidate. Further, the Registrant may also have offices at such other places both within and without the State of Colorado and/or Minnesota as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition, of the Registrant may require.

All corporate records are currently being maintained in the office of the Registrant's counsel at 15945 Quality Trail North, Scandia, Minnesota 55073.

ITEM 2.  PROPERTY

(1)  Ocean Landing Time Shares Units:

     The Company's only property was the 255 weeks of time share owned at Ocean Landings, a resort located in Coco Beach Florida. The Company paid to Anthony Arrigoni 166,667 shares of preferred stock to acquire North American Resorts, Inc., in March 1995. The property was acquired by the exercise of an option to purchase from 900 North Atlantic Corporation, which has no affiliation, of the Ocean Landing units, and the Company paid 2,000 preferred shares and $55,000 for the five time share units in May of 1995.

     In the last quarter of 1998 the Company ceased all operations due to its heavy indebtedness and the Ocean Landing time share units were liquidated along with other assets in an attempt to settle and satisfy its outstanding liabilities.

(2)  Cyprus Island Lease:

     The Company had entered into a lease of an island in the Orlando area, Cyprus Island. This was liquidated in the fourth quarter of 1998, along with the other assets of the Company in an attempt to settle and satisfy the Company's outstanding obligations. The Company ceased operation at this time.

(3)  Company's Office Space:

     The Company had leased approximately 2,000 square feet of space in a strip center for it USA Tourist Service Centers, Inc. in Orlando, and had approximately 3,000 square feet in an office building in Orlando for its North American Resorts, Inc. facility. These leases were terminated in the fourth quarter of 1998 when the Company went out of business and liquidated it asset in an attempt to satisfy and settle its outstanding liabilities.

ITEM 3.  LEGAL PROCEEDINGS:

(1) On March 3, 1997 Profession Business Owners Self Insures Fund, through its administrator Professional Business Owners Association, Inc. obtained a judgement against the Company for $6,191.56, with interest accruing at the rate of 10%, for unpaid charges incurred by the Company. This judgement has been satisfied.

(2) On March 16, 1998 the Company entered into a Settlement Agreement with Alden Equipment Co., Inc. of Florida for services rendered at the Cyprus Island facility, in the amount of $2,500. This liability has been satisfied.

(3) Heiniger & Ray, Inc., a Florida Corporation d/b/a Berryman & Henigar, sued Cyprus Island, Inc. for payments due under a contract with Cyprus Island, Inc. and for services rendered under said contract. On October 8, 1997 the parties entered into a Settlement Agreement for payment of the outstanding debt. The Company was unable to meet the payment as set out in the Settlement Agreement and a Judgement in the amount of $2,581.56 was entered on March 24, 1998. Payment of this Judgement was made, including post Judgement interest at the rate of 10%.

(4) The Company was a named Garnishee in Benjamin B. Reuben vs. Thomas J. Arriogoni and the Company's records were Subpoenaed in the matter of United States v. Rasmussen, et al. (See Related Matters).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On March 20, 2000, at an Annual Meeting of Shareholders, duly held and called, the Shareholders adopted the following Resolutions:

1. Amended the Article IV of the Articles of Incorporation to increase the capital stock of the Company to 300,000,000 shares of common stock.

2. Authorized a Reverse Split of the Company's common stock, consisting of 103,293,967 then outstanding at such ration as may be determined by the Board of Directors.

3. Elected the following Directors: Gregory Johnson, Robert Heidmann and Paula Nichols.

4. Ratified and approved the actions of the Board of Directors to the date of the meeting.


ITEM 5.  RELATED MATTERS

In the first part of 1998 the United States issued an Information Complaint against William J. Nordvick alleging various criminal actions, some of which dealt with his dealings with North American Resorts, Inc.

Nordvick was the controlling shareholder of Voyageur First. Inc. which was before the asset purchase of North American Resorts, Inc., at which time the Company, Voyageur First, Inc., changed its name to North American Resorts, Inc. Nordvick was associated with North American Resorts, Inc. for a short period after the assets purchase on March 30, 1995, as a consultant, to assist in the transition from Voyageur First to North American. After that he had no association with North American. In the action brought by the United States against Nordvick, the Company's records were subpoenaed by the Government.

The action, originally filed in Minnesota is case No. CR 98-75MJD. In this Information Complaint the Government made various allegations, and those concerned with North American Resorts, Inc were basically as follows:

1. "In concert with (Howard) Rasmussen and others, Nordvick controlled the business affairs of North American Resorts, Inc.

2. The basis of part of the Information Complaint was "the object of the conspiracy was to defraud the United States by impeding and impairing the internal revenue laws".

3. As a part of the allegations it was alleged that "the conspiracy agreed to achieve the object of conspiracy by directly, or by causing or attempting to cause others to:

         *** "create and cause to be created fictitious transactions on the accounting books and records or Anova and North American Resorts, thereby hindering the true determination of income and expenses;"

         "That on or about March 27, 1997, defendant Nordvick falsely told IRS Special Agent James Lindquist that:

         *** "Rasmussen had no knowledge of what Nordvick was doing with North American Resorts:"

         *** "Rasmussmen was unaware that North American Resorts stock had been placed in the names of certain of Rasmussens's family members."

         "Concealed Involvement -North American Resorts, Inc.

               "On or about September 13, 1995, defendant Nordvick caused a securities registration statement to be filed with the Securities and Exchange Commission on behalf of North American Resorts, Inc. identifying the President of North American to be Brian A. Nelson and the Secretary/Director to be Gary Larvinson, thereby concealing defendant Nordvick's role in managing the affairs of North American Resorts, Inc."

               "On or about April 15, 1995, pursuant to a Consulting Agreement, defendant Nordvick caused 96,000 shares of North American Resorts preferred stock to be issued to V.H.S., Inc., a business entity controlled by defendant Nordvick."

               "On or about June 28, 1995, defendant Nordvick caused 150,000 shares of North American Resorts preferred stock to be issued to T & B, Inc., a business entity controlled by defendant Nordvick."

               "On or about September 1, 1995, pursuant to an Agreement for service, defendant Nordvick caused 87,000 shares of North American Resorts preferred stock to be issued to Consortium Group Bank People, Inc., a business entity controlled by defendant Nordvick."

               "On or about November 1, 1995, defendant Nordvick and Raymond Rasmussen caused all of North American Resorts stock issued to V.H.S., Inc., T& B, Inc. and Consortium Group Bank People, Inc., as described above, to be cancelled and reissued in the names of individuals, including certain of defendant Nordvick's family members, and certain of Rasmussen's family members, without their knowledge."

               " On or about November 15, 1995, Raymond Rasmussen caused defendant Nordvick to transfer stock held in the names of Rasmussen's family members to the names of Raymond Rasmussen and others, and to be delivered in Canada to the Delta Vancouver Airport Hotel & Marina, to the attention of "Raymond Rasmussen, (guest)"."

               "On or about November 22, 1995, Raymond Rasmussen instructed that certain of the North American Resorts stock issued in his name, be transferred to certificates registered in the name of the builder of Rasmussen" $717,000 house and certain family members of the builder, in order to pay monies owed to the builder related to the purchase of this property."

               "On or about March 18, 1996, defendant Nordvick caused North American Resorts to file a Registration Statement with the Securities and Exchange Commission, falsely representing that its preferred stock was held in the names of "T & B, Inc.", "V.H.S. ,Inc.", "Consortium Group" and others."

               "On or about December 31, 1995, in the State and District of Minnesota, in the matter within the jurisdiction of the United States Securities and Exchange Commission, a department or agency of the United States, the defendant, William J. Nordvick, knowingly and willfully made and used a false writing, that is an Annual Report for North American Resorts, Inc., stating that North American had obtained artwork by the "purchase of Rochkes, Inc. for $1,000,000 cash and 150,000 shares of preferred stock", knowing the same to be false and fraudulent, all in violation of Title 18, United States Code, Section 1001."

4. To the best of the Company's current management, it is understood that Mr. Nordvick has entered a plea in this matter, in front of the Federal
     District Court of Brooklyn, New York, where the matter has been transferred. The file is currently sealed, and no determination has been made with respect to the plea.

     The Company believes that it has no responsibility or future obligations in this matter and that the allegations relating to the Company are either incorrect or immaterial as of the date of this filing.

PART 11

ITEM 6.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General
-------

     The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 82,722,447 shares issued and outstanding as of December 31, 1997. There are currently issued and outstanding 103,293,967. There are authorized 50,000,000 shares of Preferred stock of no par value. AS of December 31, 1997 there were issued and outstanding 539,965 shares of Preferred stock. These shares were originally convertible, for two years from date of issue, into shares of common stock at the ratio of one (10) shares of common stock for each share of Preferred. The conversion time has run out on these shares and they are now convertible to common stock at the ratio of one(1) shares of common for each share of Preferred. The Company has informed the Transfer Agent, Signature Stock Transfer, Inc. to inform the Preferred shareholders that the Company has exercised the right to convert these shares to common stock, so that in 2000 there will be no Preferred stock outstanding. There are no outstanding Options or Warrants.

     The Registrant's common stock was trading on the OTC Bulletin Board until February 2000 at which time it was placed on the Pink sheets for failure to make the necessary SEC filings in a timely manner. Its trading symbol is NIAR. It is anticipated that upon bringing the SEC filings up to date that the Company will be placed back of the OTC Bulletin Board.


The following tables sets forth the range of high and low closing bid prices for the common stock for the periods as reported by the National Quotation Bureau. These prices represent inter-dealer prices, without adjustments for retain mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                  Common Stock

Calendar year 1997                          Low               High
------------------                          ---               ----
First Quarter
Second Quarter

Third Quarter                               $0.014            $0.014
Fourth Quarter                              $0.011            $0.011

Calendar Year 1996
First Quarter                               $0.625            $1.6875
Second Quarter                              $0.125            $0.75
Third Quarter                               $0.0625           $0.11
Fourth Quarter                              $0.01             $0.0625

COMMON STOCK

Each outstanding share of common stock is fully paid and non-assessable, and the holders thereof are entitled to one vote per share at all meeting of shareholders. All shares are equal to each other with regard to liquidation rights and dividends. The Articles of Incorporation of the Registrant do not include preemptive rights to purchase any additional shares of common stock and do not provide for cumulative voting in the election of directors. In the event of liquidation, dissolution or winding up of the Registrant, holders of common stock will be entitled to receive on a pro rata basis all of the assets of the Registrant after satisfaction of all liabilities, subject to the rights of holders of Preferred stock.

PREFERRED STOCK

As of December 31, 1997 there were 539,965 shares of Preferred stock issued and outstanding. As of the date of this filing, all Preferred stock has been converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Registrant, out of funds legally available therefore. No dividend has been paid on common stock since inception, and none is contemplated in the foreseeable future.

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc. located at 14675 Midway Road, Suite 221, Dallas, Texas 75244.



SALES OF SECURITIES:

Pursuant to an open Registration Statement on Form S-8, the Company issued common stock to the following individuals or entities for either cash or professional services:

January 9, 1997
       2,900,000 shares to H. C. Stone & Associates for financial consulting. 2,000,000 shares to Twenty First Century Consulting, Inc. for advertising services.
       1,000,000 shares to Anthony Arrigoni for contracted management services. March 7, 1997
       1,500,000 shares to H.C. Stone & Associates for financial consulting services.
April 2, 1997
       1,800,000 shares to H. C. Stone & Associates for financial consulting services.
       1,000,000 shares to First Century Consulting, Inc. for advertising services.

These transactions were valued at approximately $352,000 using the quoted market value of the Company's copmmon stock on the date of each respective transaction. The Company received a total of approximately $171,000 in these transactions. The difference between the "fair value" of the transactions and the cash received was charged to operations as "consulting fee expense".

On July 16, 1997, the Company issued 500,000 shares of restricted, unregistered stock to Leopoldo S. Fernandez for consulting fees related to a proposed acquisition of real estate in the Dominican Republic which did not consummate. This transaction was valued at approximately $5,000, which approximated the "fair value" of the Company's common stock based on discounted value of the quoted market price of the Company's common stock on the date of the transaction.

On October 15, 1997 and March 1, 1998, respectively, the Company sold 16,000,000 and 20,000,000 shares of restricted, unregistered common stock to James T. Callahan and Steve M. Weber for $90,000 and $23,000 cash. These transaction were valued at $150,000 and $100,000, respectively, using the quoted market value of the Company's common stock on the date of each respective transaction. The difference between the "fair value" of the transactions and the cash received was charged to operations as "consulting fee expense".

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Registrant has divested itself of all operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Registrant may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Registrant could provide. The Registrant anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Registrant (North American Resorts, Inc.); however, management from the acquired entity will in all likelihood operate the Registrant. There is, however, a remote possibility that the Registrant may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Registrant, the types of businesses seeking to be acquired by the Registrant will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Registrant's ability to acquire any business of substance may be extremely limited.

On February 1, 2000 the Registrant experienced a change in control due a change in management and the pending issue of 2,000,0000 shares of common stock of the Registrant to M. D. Price, Jr., Escrow Account.. It is the intent of the current management to continue seeking a suitable situation for merger or acquisition. Further, the Registrant is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Registrant does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

It is anticipated that business opportunities will be available to the Registrant and sought by the Registrant from various sources, throughout the United States and Canada, including its Officers and Directors, professional advisors such as attorneys, accountants, securities broker(s)/dealer(s), venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The Registrant also anticipates soliciting proposals through financial periodicals and newspapers. The reason for this approach is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it following the effective date of this Registration Statement, due to a number of factors, including, among others: a) Management's willingness to enter into unproven, speculative ventures; b) Management's contacts and acquaintances; and, c) the Registrant's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that the Registrant will be able to structure or finance and/or acquire any business opportunity or venture.

OPERATION OF THE REGISTRANT:

The Registrant intends to search throughout the United States and Canada for a merger/acquisition candidate, however, because of the lack of capital, the Registrant believes that the merger/acquisition candidate will be conducting business within a limited geographical area. In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Registrant's principal offices will be relocated to the existing office of the merger or acquisition candidate. Further the Registrant may also have offices at such other places as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition of the Registrant may require to the consummation of a merger or acquisition, of the Registrant may require.

At the present time, all corporate records will be maintained at 15945 Quality Trail North, Scandia, Minnesota 55073 and it is anticipated that all reasonably predictable future shareholder meetings will take place in Minnesota.

The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker(s)/dealer(s) and advise them of the availability of the Registrant as an acquisition candidate. The Officers will review material furnished them by the proposed merger/acquisition candidate and decide if a merger/acquisition is in the best interests of the Registrant and its shareholders. The proposed merger/acquisition will then be submitted to all the Registrant's shareholders, if required.

The Registrant may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Registrant. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Registrant. In prior situations, management has not used any specific outside consultants and cannot predict the probability that management will recommend any specific consultant(s) for future use.

SELECTION OF OPPORTUNITIES:

The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors of the Registrant, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as the Registrant will have no funds available to it in its search for business opportunities and ventures, the Registrant will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Registrant will, however, investigate, to the extent believed reasonable by Management, such potential business opportunities or ventures. As a part of the Registrant's investigation, the Officers and Directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Registrant's limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Registrant will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which the projections were based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the costs incurred.

The Registrant will have unlimited flexibility in seeking, analyzing, and participating in business opportunities. In its efforts, the Registrant will consider the following kinds of factors:

     a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     b) Competitive position as compared to other firms engaged in similar activities;

     c) Strength of the merger/acquisition candidate's management;

     d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     e) Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non-controlling existing shareholders of the Registrant.

Prior to the consummation of any merger or acquisition, the Registrant will request the approval of the existing shareholders. Accordingly, all shareholders will be provided with the pertinent information related to the proposed merger or acquisition, including audited financial statements, concerning the proposed target company of the merger or acquisition.

Additionally, the Registrant will be subject to all disclosure and reporting requirements of The Securities and Exchange Commission, including, but not limited to, the filing of a Form 8-K Current Report for the disclosure of any pending merger or acquisition and the dissemination of audited financial statements of the merger or acquisition candidate upon consummation.

FORM OF ACQUISITION:

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters. The exact form or structure of the Registrant's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Registrant's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or the acquisition of securities.

As set forth above, the Registrant may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1976, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80.0% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20.0% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Registrant, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any existing tax laws or any proposed changes thereto. It is possible that no tax benefits will exist at all. Prospective investors, if any, should consult their own legal, financial and other business advisors.

In conjunction with a merger with or acquisition of a privately-owned company, there exists a probability that a change in control will occur upon the consummation of the merger or acquisition. In order to make such a transaction feasible, it is highly probable that management will offer a controlling interest in the Registrant to any identified merger or acquisition candidate.

The present management and the current shareholders of the Registrant may not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's Directors may resign and new Directors may be appointed without any vote by shareholders.

Present shareholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future shareholders of the Registrant with respect to any business combination.

NOT AN "INVESTMENT ADVISOR":

The Registrant is not an "investment advisor" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Registrant will not furnish or distribute advise, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act of 1940, 15USC 80b2(a)(11).

NOT AN "INVESTMENT COMPANY":

The Registrant may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Registrant does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Registrant believes such registration is not required.

The Registrant must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Registrant adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Registrant intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company". The Registrant proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the U. S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Registrant's business activities and appropriate resolution of the Registrant's Board of Directors duly adopted and duly recorded in the minute book of the Registrant. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Registrant expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and/or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

ITEM 8.  INDEX TO FININCIAL STATEMENT:

The required accompanying financial statements begin on page F-1 of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Accounting firm of Gary A. La Palme, the independent auditors of the Company, were dismissed effective as of March 1, 2000. During the fiscal years ended December 31, 1996 and 1995, there have been no disagreements with Mr. LaPalme on any matter of events. Mr. LaPalme's report on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals.

The Company engaged the accounting firm of S. W. Hatfield, CPA as independent auditors for the Company, effective as of March 1, 2000 for the fiscal years ended December 31, 1997, 1998, and 1999 and for subsequent periods. The engagement of S. W. Hatfield & Associates was approved by the Company's Board of Directors. During the fiscal years ended December 31, 1997, 1998 and 1999 and the interim period subsequent to December 31, 1999 there were no consultants with S. W. Hatfield & Associates on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial condition.

ITEM 10. OFFICERS AND DIRECTORS:

The current officers and directors of Registrant are as follows:

         Name                      Position
         ----                      --------

Gregory Johnson            President and Chief Executive Officer

Robert Heidmann            Vice President

Paula Nichols              Secretary and Chief Financial Officer

During the year 1997 and up to February 1, 2000 the officers and directors were as follows:

Anthony Arrigoni           President

R. J. Randall              Vice President

Deborah Walters            Secretary/Treasurer

On February 1, 2000 the above officers and directors resigned and the current directors and officers were elected.

ITEM 11. EXECUTIVE COMPENSATION:

None of the current officers or directors receives or has received any compensation or salary from the Registrant. The Registrant does not anticipate entering into Employment Agreements with any of its current officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending Board meetings.

During  the  year  1997  the  Company's   Officers  and  Directors  received  no
compensation as the Company was short on cash, and they were conserving it in an attempt to have the Company survive.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                             Number of
Name                                       Shares owned     Class    Percent
----                                       ------------     -----    -------

Anthony Arrigoni            Directly        1,677,000  }    Common}
           Indirectly (Diane C. Arrigoni)   1,677,000  }          }
                                                                  }  4.26%(1997)
Anthony Arrigoni    165,000 Preferred                  }
                 Now convertible into         165,000       Common}
 The shares owned by Mr. Arrigoni represent in 2000, 3.42%.

James T. Callahan & Steve M Weber          29,000,000       Common  27.93%
                  (As Joint Tenants)

Cede & Co., New York (in street name)      52,577,418       Common  50.64%

American Clinical Labs                     12,500,000       Common  12.04%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         None

ITEM 14. EXHIBITS AND REPORTS ON FROM 8-K

(a)  The following documents are filed as Exhibits to this Registration.

              Exhibit 16.1 Prior accountants report.

              Exhibit "27", Financial Document Schedule

(b)  Reports on Form 8-K; None

                                   SIGNATURES
                                   ----------

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN RESORTS, INC.

By  /s/  Gregory Johnson                              Dated: May 2, 2000
   ---------------------------------                            ---
         Gregory Johnson, President

By  /s/  Paula Nichols                                Dated: May 2, 2000
   ---------------------------------                            ---
         Paula Nichols, Secretary

                                 NORTH AMERICAN
                                  RESORTS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1997 and 1996






                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                          NORTH AMERICAN RESORTS, INC.

                                    CONTENTS

                                                                       Page
                                                                       ----

Reports of Independent Certified Public Accountants                    F-3

Financial Statements

   Balance Sheets
     as of December 31, 1997 and 1996                                  F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1997 and 1996                    F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1997 and 1996                    F-6

   Statements of Cash Flows
     for the years ended December 31, 1997 and 1996                    F-7

   Notes to Financial Statements                                       F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
North American Resorts, Inc.

We have audited the accompanying balance sheets of North American Resorts, Inc. (a Colorado corporation ) as of December 31, 1997 and 1996 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Resorts, Inc as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's lack of operating assets makes it fully dependent upon the majority shareholder's continuing support to provide all nominal working capital support on the Company's behalf. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      S. W. HATFIELD, CPA
Dallas, Texas
April 24, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                          NORTH AMERICAN RESORTS, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------
                                                                      1997           1996
                                                                  -----------    -----------
Current assets
   Cash on hand and in bank                                       $      --      $       869
   Net current assets of discontinued operations                      314,570        261,870
                                                                  -----------    -----------
     Total current assets                                             314,570        262,739
                                                                  -----------    -----------

Other assets
   Organization costs, net of accumulated
     amortization of approximately $6,231
     and $3,965, respectively                                           5,099          7,365
   Net other assets of discontinued operations                        625,911        851,250
                                                                  -----------    -----------
     Total other assets                                               631,010        858,615
                                                                  -----------    -----------
TOTAL ASSETS                                                      $   945,580    $ 1,121,354
                                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Cash overdraft                                                 $     5,924    $      --
   Net current liabilities of discontinued operations                 543,452        517,487
                                                                  -----------    -----------
     Total current liabilities                                        549,376        517,487
                                                                  -----------    -----------

Long-term liabilities
   Net other liabilities of discontinued operations                      --          490,379
                                                                  -----------    -----------

     Total liabilities                                                549,376      1,007,836
                                                                  -----------    -----------

Commitments and contingencies

Stockholders' equity Preferred stock - No par value
     50,000,000 shares authorized
     539,965 and 771,465 shares
     issued and outstanding, respectively                           1,484,728      1,575,373
   Common stock - $0.001 par value
     300,000,000 shares authorized
     82,722,447 and 60,657,447 shares
     issued and outstanding, respectively                              82,723         60,658
   Additional paid-in capital                                       3,527,663      3,381,483
   Accumulated deficit                                             (4,698,910)    (4,612,126)
                                                                  -----------    -----------
                                                                      396,204        405,388
   Treasury stock - at cost (200,000 shares of Preferred
     stock and 5,000,000 shares of Common stock)                         --         (291,900)
                                                                  -----------    -----------

       Total stockholders' equity                                     396,204        113,488
                                                                  -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                           $   945,580    $ 1,121,354
                                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1997 and 1996


                                                               1997            1996
                                                          ------------    ------------
Net revenues                                              $       --      $       --

Operating expenses

   Amortization of organization costs                           (2,266)         (2,266)
                                                          ------------    ------------

Loss from continuing operations                                 (2,266)         (2,266)

Other income (expense)
   Compensation expense for common
     stock sold or issued below "fair value"                      --          (880,000)
                                                          ------------    ------------

Net Loss from continuing

   operations before income taxes                               (2,266)       (882,266)

Income tax benefit (expense)                                      --              --
                                                          ------------    ------------

Loss from continuing operations                                 (2,266)       (882,266)
                                                          ------------    ------------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively        (84,518)     (2,818,212)
   Income (Loss) on disposition, net of income
     taxes of $-0- and $-0-, respectively                         --            91,523
                                                          ------------    ------------

Income (loss) from discontinued operations                     (84,518)     (2,726,689)
                                                          ------------    ------------

Net Income (Loss)                                              (84,518)     (3,608,955)

Other comprehensive income                                        --              --
                                                          ------------    ------------

Comprehensive Income (Loss)                               $    (86,784)   $ (3,608,955)
                                                          ============    ============

Earnings (Loss) per weighted-average
   share of common stock outstanding
     From continuing operations                                    nil    $      (0.02)
     From discontinued operations                                  nil           (0.08)
                                                          ------------    ------------
     Total earnings (loss) per share                               nil    $      (0.10)
                                                          ============    ============

Weighted-average number of
   common shares outstanding                                68,913,433      35,251,192
                                                          ============    ============


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                              Preferred Stock                 Common Stock           Additional     Treasury
                                              ---------------                 ------------            paid-in         stock
                                          Shares          Amount         Shares         Amount        capital        at cost
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balances at January 1, 1996                 946,534    $   710,938      1,296,946    $ 1,062,060    $      --      $      --
Clerical adjustment to transfer
   agent records and effect of
   change in par value of common               --             --                1     (1,060,763)     1,060,763           --
Issuance of preferred stock for
   Barter credits and consulting fees       367,381        812,321           --             --             --             --
   Acquisition of joint venture             200,000         83,400           --             --          (83,400)          --
   Cash                                     397,400        393,000           --             --             --             --
Issuance of common stock for
   Consulting fees                             --             --       25,960,000         25,960      1,368,313           --
   Acquisition of joint venture                --             --        5,000,000          5,000        203,500       (208,500)
   Cash                                        --             --       17,002,000         17,002        336,020           --
Conversion of preferred stock
   to common at a 10 for 1 ratio         (1,139,850)      (424,286)    11,398,500         11,399        412,887           --
Net loss for the year                          --             --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1996               771,465      1,575,373     60,657,447         60,658      3,381,483       (291,900)

Issuance of common stock for
   Consulting fees                             --             --        6,350,000          6,350        115,150           --
   Cash                                        --             --       20,400,000         20,400        227,600           --
Retirement of stock issued in 1996
   for investment in joint venture
   rescinded in 1997                       (200,000)       (83,400)    (5,000,000)        (5,000)      (203,500)       291,900
Conversion of preferred stock
   to common at a 10 for 1 ratio            (31,500)        (7,245)       315,000            315          6,930           --
Net loss for the year                          --             --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1997               539,965    $ 1,484,728     82,722,447    $    82,723    $ 3,527,663    $      --
                                        ===========    ===========    ===========    ===========    ===========    ===========


                                          Accumulated
                                            deficit          Total
                                          -----------    -----------

Balances at January 1, 1996               $(1,003,171)   $   769,827
Clerical adjustment to transfer
   agent records and effect of
   change in par value of common                 --             --
Issuance of preferred stock for
   Barter credits and consulting fee          812,321
   Acquisition of joint venture                  --
   Cash                                       393,000
Issuance of common stock for
   Consulting fees                               --        1,394,273
   Acquisition of joint venture                  --             --
   Cash                                          --          353,022
Conversion of preferred stock
   to common at a 10 for 1 ratio                 --             --
Net loss for the year                      (3,608,955)    (3,608,955)
                                          -----------    -----------

Balances at December 31, 1996              (4,612,126)       113,488

Issuance of common stock for
   Consulting fees                               --          121,500
   Cash                                          --          248,000
Retirement of stock issued in 1996
   for investment in joint venture
   rescinded in 1997                             --             --
Conversion of preferred stock
   to common at a 10 for 1 ratio                 --             --
Net loss for the year                         (86,784)       (86,784)
                                          -----------    -----------

Balances at December 31, 1997             $(4,698,910)   $   396,204
                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996


                                                             1997           1996
                                                         -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                      $   (86,784)   $(3,608,955)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Depreciation and amortization                           16,195         11,429
      Reserve for discontinued operations                       --           49,493
      Compensation expense for common
         stock sold or issued below "fair value"                --          880,000
      Loss on disposal of fixed assets                          --           51,541
      Consulting and other expenses paid with
         issuance of preferred and common stock              198,500      1,957,178
      Deferred revenue earned                               (103,994)      (117,068)
      Change in net assets and liabilities
         of discontinued operations                         (201,710)        29,467
                                                         -----------    -----------

Net cash provided by (used in) operating activities         (177,793)      (746,915)
                                                         -----------    -----------

Cash flows from investing activities                            --             --
                                                         -----------    -----------


Cash flows from financing activities
   Increase in cash overdraft                                  5,924           --
   Proceeds from sale of preferred stock                        --          353,022
   Proceeds from sale of common stock                        171,000        393,000
   Net change in long-term liabilities
      of discontinued operations                                --              682
                                                         -----------    -----------

Net cash provided by (used in) financing activities          176,924        746,704
                                                         -----------    -----------

Increase (Decrease) in Cash                                     (869)          (211)

Cash at beginning of period                                      869          1,080
                                                         -----------    -----------

Cash at end of period                                    $      --      $       869
                                                         ===========    ===========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                       $     1,947    $      --
                                                         ===========    ===========
      Income taxes paid for the period                   $      --      $      --
                                                         ===========    ===========

Supplemental disclosure of non-cash
   investing and financing activities

      Acquisition of other assets with preferred stock   $      --      $   770,345
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

3.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At December 31, 1997 and 1996, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                          NORTH AMERICAN RESORTS, INC.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.    Income taxes - continued
      ------------------------

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

4.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1997 and 1996, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at December 31, 1997 and 1996, respectively.

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

Summarized results of operations for the disposed operations for the years ended December 31, 1997 and 1996, respectively, are as follows:

                                                  1997             1996
                                                -----------------------

         Net sales                                  $ 2,530,382   $   606,937
                                                    ===========   ===========
         Operating income (loss)                    $   (86,784)  $(2,540,077)
                                                    ===========   ===========
         Loss from discontinued operations          $   (86,784)  $(2,591,618)
                                                    ===========   ===========

                          NORTH AMERICAN RESORTS, INC.

NOTE D - PREFERRED STOCK

The Company has 539,965 shares of preferred stock issued and outstanding at December 31, 1997. The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There shares could be converted to 5,399,650 common shares that would be subject to be sold pursuant to Rule 144.

NOTE E - COMMON STOCK TRANSACTIONS

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,0000 shares of $0.001 par value common stock. The effect of the latest of these amendments are reflected in the accompanying financial statements as of the first day of the first period presented.

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