Form 10QSB
period 1998-03-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX         QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998

               TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------      OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 27, 2000: 103,293,967
                                                 -------------------------------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                          North American Resorts, Inc.

                Form 10-QSB for the Quarter ended March 31, 1998

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                             March 31, 1998 and 1997

                                   (Unaudited)

                                                                   1998           1997
                                                               -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                    $     6,643    $      --
   Net current assets of discontinued operations                   317,259        114,296
                                                               -----------    -----------
      Total current assets                                         323,902        114,296
                                                               -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $6,798 and $4,532, respectively                             4,532          6,798
   Net other assets of discontinued operations                     556,131        845,533
                                                               -----------    -----------
      Total other assets                                           560,663        852,331
                                                               -----------    -----------

Total Assets                                                   $   884,565    $   966,627
                                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                              $      --      $     8,149
   Net current liabilities of discontinued operations              616,751        861,059
                                                               -----------    -----------
      Total current liabilities                                    616,751        869,208
                                                               -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 539,965 and
      771,465 shares issued and outstanding, respectively        1,484,728      1,306,717
   Common stock - $0.001 par value
      300,000,000 shares authorized; 102,722,447 and
      60,657,446 shares issued and outstanding, respectively       102,722         60,657
   Additional paid-in capital                                    3,607,664      3,502,139
   Accumulated deficit                                          (4,927,300)    (4,772,094)
                                                               -----------    -----------
      Total shareholders' equity                                   267,814         97,419
                                                               -----------    -----------

Total Liabilities and Shareholders' Equity                     $   884,565    $   966,627
                                                               ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Operations
                   Three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                        Three months    Three months
                                            ended           ended
                                          March 31,       March 31,
                                             1998            1997
                                        ------------    ------------

Revenues                                $       --      $       --
                                        ------------    ------------

Expenses

   Amortization of organization costs            566             566
                                        ------------    ------------

Loss from continuing operations

   before income taxes                          (566)           (566)

Provision for income taxes                      --              --
                                        ------------    ------------

Loss from continuing operations                 (566)           (566)

Discontinued operations,

   net of income taxes

   Income (Loss) from

      discontinued operations               (227,824)        (76,616)
                                        ------------    ------------

Net Loss                                $   (228,190)   $    (77,182)
                                        ============    ============

Loss per weighted-average
   share of common stock outstanding
      From continuing operations                 nil             nil
      From discontinued operations               nil             nil
                                        ------------    ------------
         Total loss per share                    nil             nil
                                        ============    ============

Weighted-average number of shares
   of common stock outstanding            93,166,911      65,749,045
                                        ============    ============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Cash Flows

                   Three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                         1998           1997
                                                       ---------      ---------
Cash Flows from Operating Activities
   Net loss                                            $(228,390)     $ (77,182)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                     4,949          2,611
         Change in deferred revenues                        --          (20,664)
         Consulting fees and other expenses
            paid with common stock                        77,000         70,000
         Change in net assets and liabilities
            of discontinued operations                   136,008        (61,783)
                                                       ---------      ---------
Net cash used in operating activities                    (10,433)       (87,018)
                                                       ---------      ---------

Cash Flows from Investing Activities                        --             --
                                                       ---------      ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                  (5,924)         8,149
   Proceeds from sale of common stock                     23,000         78,000
                                                       ---------      ---------
Net cash provided by financing activities                 17,076         86,149
                                                       ---------      ---------

Increase (Decrease) in Cash                                6,643           (869)

Cash at beginning of period                                 --              869
                                                       ---------      ---------

Cash at end of period                                  $   6,643      $    --
                                                       =========      =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                     $     311      $     698
                                                       =========      =========
      Income taxes for the period                      $    --        $    --
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

2. Income taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At March 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          North American Resorts, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1998 and 1997, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at March 31, 1998 and 1997, respectively.

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

Summarized results of operations for the disposed operations for the years ended December 31, 1998 and 1997, respectively, are as follows:

                                                        1998             1997
                                                     ----------      -----------

         Net sales                                   $  648,457      $2,530,382
                                                     ==========      ==========
         Operating income (loss)                     $ (455,974)     $  (86,784)
                                                     ==========      ==========
         Loss from discontinued operations           $ (455,974)     $  (86,784)
                                                     ==========      ==========


Note D - Preferred Stock

The Company has 482,815 shares of preferred stock issued and outstanding at December 31, 1998. The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There shares could be converted to 4,828,150 common shares that would be subject to be sold pursuant to Rule 144.

                          North American Resorts, Inc.

Note E - Common Stock Transactions

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,0000 shares of $0.001 par value common stock. The effect of these amendments are reflected in the accompanying financial statements as of the first day of the first period presented.

During February 1998, the Company sold 20,000,000 shares of restricted, unregistered common stock to two unrelated individuals for a total of $23,000 cash. The transaction was valued at $100,000 in the accompanying financial statements based on the discounted quoted market price of the Company's common stock on the date of the transaction. The differential between the "fair value" of the stock sold and the cash proceeds was charged to consulting fees.

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