Form 10QSB
period 1998-06-30
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
----------     EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1998

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

                          North American Resorts, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1998

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                             June 30, 1998 and 1997

                                   (Unaudited)

                                                                 1998           1997
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $      --      $      --
   Net current assets of discontinued operations                 346,776        132,340
                                                             -----------    -----------
      Total current assets                                       346,776        132,340
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $7,364 and $5,098, respectively                           3,966          6,232
   Net other assets of discontinued operations                   488,219        729,619
                                                             -----------    -----------
      Total other assets                                         492,185        735,851
                                                             -----------    -----------

Total Assets                                                 $   838,961    $   868,191
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                            $     2,823    $    12,437
   Net current liabilities of discontinued operations            623,221        672,493
                                                             -----------    -----------
      Total current liabilities                                  626,044        684,930
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized;
      539,965 shares issued and outstanding, respectively      1,484,728      1,484,728
   Common stock - $0.001 par value
      300,000,000 shares authorized; 102,722,467 and
      66,172,447 issued and outstanding, respectively            102,722         66,172
   Additional paid-in capital                                  3,607,664      3,378,714
   Deficit accumulated during the development stage           (4,982,197)    (4,746,353)
                                                             -----------    -----------
      Total shareholders' equity                                 212,917        183,261
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $   838,961    $   868,191
                                                             ===========    ===========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 1998 and 1997

                                   (Unaudited)

                                          Six months       Six months      Three months     Three months
                                             ended            ended            ended            ended
                                           June 30,         June 30,         June 30,         June 30,
                                              1998             1997             1998             1997
                                        -------------    -------------    -------------    -------------
Revenues                                $        --      $        --      $        --      $        --
                                        -------------    -------------    -------------    -------------

Expenses
   Amortization of organization costs           1,133            1,133              567              567
                                        -------------    -------------    -------------    -------------

Loss from continuing operations
   before income taxes                         (1,133)          (1,133)            (567)            (567)

Provision for income taxes                       --               --               --               --
                                        -------------    -------------    -------------    -------------

Loss from continuing operations                (1,133)          (1,133)            (567)            (567)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations                (282,154)        (133,094)         (54,330)         (56,478)
                                        -------------    -------------    -------------    -------------

Net Loss                                $    (283,287)   $    (134,227)   $     (54,897)   $     (57,045)
                                        =============    =============    =============    =============

Loss per weighted-average
   share of common stock outstanding
      From continuing operations                  nil              nil              nil              nil
      From discontinued operations                nil              nil              nil              nil
                                        -------------    -------------    -------------    -------------
         Total loss per share                     nil              nil              nil              nil
                                        =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding             97,971,086       64,289,629      102,722,467       66,141,678
                                        =============    =============    =============    =============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                Six months   Six months
                                                   ended       ended
                                                 June 30,     June 30,
                                                  1998         1997
                                                ---------    ---------
Cash Flows from Operating Activities
   Net loss                                     $(283,287)   $(134,227)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization              9,899        5,264
         Change in deferred revenues                 --        (49,604)
         Consulting fees and other expenses
            paid with common stock                 77,000      126,000
         Change in net assets and liabilities
            of discontinued operations            176,489      (38,739)
                                                ---------    ---------
Net cash used in operating activities             (19,899)     (91,306)
                                                ---------    ---------

Cash Flows from Investing Activities                 --           --
                                                ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft           (3,101)      12,437
   Proceeds from sale of common stock              23,000       78,000
                                                ---------    ---------
Net cash provided by financing activities          19,899       90,437
                                                ---------    ---------

Increase (Decrease) in Cash                          --           (869)

Cash at beginning of period                          --            869
                                                ---------    ---------

Cash at end of period                           $    --      $    --
                                                =========    =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $     565    $   1,165
                                                =========    =========
      Income taxes for the period               $    --      $    --
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

2. Income taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          North American Resorts, Inc.

 Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1998 and 1997, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at June 30, 1998 and 1997, respectively.

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

Summarized results of operations for the disposed operations for the years ended December 31, 1998 and 1997, respectively, are as follows:

                                                    1998              1997
                                                 ------------- -----------

         Net sales                                    $  648,457    $2,530,382
                                                      ==========    ==========
         Operating income (loss)                      $ (455,974)   $  (86,784)
                                                      ==========    ==========
         Loss from discontinued operations            $ (455,974)   $  (86,784)
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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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