Form 10QSB
period 1998-09-30
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE  ACT OF 1934

                      For the quarterly period ended September 30, 1998

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

                          North American Resorts, Inc.

              Form 10-QSB for the Quarter ended September 30, 1998

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                           September 30, 1998 and 1997

                                   (Unaudited)

                                                                   1998           1997
                                                               -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                    $      --      $      --
   Net current assets of discontinued operations                   340,176        296,699
                                                               -----------    -----------
      Total current assets                                         340,176        296,699
                                                               -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $7,931 and $5,665, respectively                             3,399          5,665
   Net other assets of discontinued operations                     420,707        664,385
                                                               -----------    -----------
      Total other assets                                           424,106        670,050
                                                               -----------    -----------

Total Assets                                                   $   764,282    $   966,749
                                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                              $       644    $     2,678
   Net current liabilities of discontinued operations              725,108        587,405
                                                               -----------    -----------
      Total current liabilities                                    725,752        590,083
                                                               -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 482,815 and
      539,965 shares issued and outstanding, respectively        1,471,583      1,484,728
   Common stock - $0.001 par value
      300,000,000 shares authorized; 103,293,947 and
      66,722,447 shares issued and outstanding, respectively       103,294         66,772
   Additional paid-in capital                                    3,620,237      3,383,614
   Accumulated deficit                                          (5,156,584)    (4,558,448)
                                                               -----------    -----------
      Total shareholders' equity                                    38,530        376,666
                                                               -----------    -----------

Total Liabilities and Shareholders' Equity                     $   764,282    $   966,749
                                                               ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                         Nine months      Nine months     Three months     Three months
                                            ended            ended            ended            ended
                                        September 30,    September 30,    September 30,    September 30,
                                              1998             1997             1998             1997
                                        -------------    -------------    -------------    -------------
Revenues                                $        --      $        --      $        --      $        --
                                        -------------    -------------    -------------    -------------

Expenses
   Amortization of organization costs           1,699            1,699              566              566
                                        -------------    -------------    -------------    -------------

Loss from continuing operations
   before income taxes                         (1,699)          (1,699)            (566)            (566)

Provision for income taxes                       --               --               --               --
                                        -------------    -------------    -------------    -------------

Loss from continuing operations                (1,699)          (1,699)            (566)            (566)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations                (455,975)          55,377         (173,821)         188,471
                                        -------------    -------------    -------------    -------------

Net Loss                                $    (457,674)   $      53,678    $    (174,387)   $     187,905
                                        =============    =============    =============    =============

Loss per weighted-average
   share of common stock outstanding
      From continuing operations                  nil              nil              nil              nil
      From discontinued operations                nil              nil              nil              nil
                                        -------------    -------------    -------------    -------------
         Total loss per share                     nil              nil              nil              nil
                                        =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding             99,629,372       65,080,359      100,553,051       66,636,034
                                        =============    =============    =============    =============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                               Nine months   Nine months
                                                  ended         ended
                                              September 30, September 30,
                                                  1998         1997
                                                ---------    ---------
Cash Flows from Operating Activities
   Net loss                                     $(457,674)   $ (53,678)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization             14,849        7,918
         Change in deferred revenues                 --        (76,494)
         Consulting fees and other expenses
            paid with common stock                 77,000      131,500
         Change in net assets and liabilities
            of discontinued operations            348,105     (198,149)
                                                ---------    ---------
Net cash used in operating activities             (17,720)     (81,547)
                                                ---------    ---------

Cash Flows from Investing Activities                 --           --
                                                ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft           (5,280)       2,678
   Proceeds from sale of common stock              23,000       78,000
                                                ---------    ---------
Net cash provided by financing activities          17,720       80,678
                                                ---------    ---------

Increase (Decrease) in Cash                          --           (869)

Cash at beginning of period                          --            869
                                                ---------    ---------

Cash at end of period                           $    --      $    --
                                                =========    =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $     565    $   1,582
                                                =========    =========
      Income taxes for the period               $    --      $    --
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

2. Income taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          North American Resorts, Inc.

 Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1998 and 1997, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at September 30, 1998 and 1997, respectively.

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

Summarized results of operations for the disposed operations for the years ended December 31, 1998 and 1997, respectively, are as follows:

                                                        1998            1997
                                                     ----------      ----------

         Net sales                                   $  648,457      $2,530,382
                                                     ==========      ==========
         Operating income (loss)                     $ (455,974)     $  (86,784)
                                                     ==========      ==========
         Loss from discontinued operations           $ (455,974)     $  (86,784)
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

                          North American Resorts, Inc.

Note E - Common Stock Transactions

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,000 shares of $0.001 par value common stock. The effect of these amendments are reflected in the accompanying financial statements as of the first day of the first period presented.

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