Form 10KSB
period 1998-12-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

 (Mark one)

     XX          ANNUAL REPORT UNDER SECTION  13  OR  15(d)  OF  THE  SECURITIES
--------------   EXCHANGE ACT OF 1934
(Fee required)              For the fiscal year ended  December 31, 1998
                                                       -----------------

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
--------------   OF 1934

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

ITEM 1 - BUSINESS

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

(2) Disposition of assets including time shares at Ocean Landings and Cyprus Island Preserve facilities

     In the fourth quarter of 1998 the Company liquidated its holdings in Ocean Landings and Cyprus Island Preserve, together with its other remaining assets and ceased operations. The liquidation was conducted in an attempt to settle and satisfy the Company's outstanding liabilities. The liquidation of assets did not provide sufficient funds to pay off all of the Company's liabilities. Of the Ocean Landing Units, a few were sold and the remaining were turned back to Ocean Landing in partial payment of the Company's debt to Ocean Landing.

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

ITEM 2 - PROPERTY

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

ITEM 3 - LEGAL PROCEEDINGS:

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

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


ITEM 5 - RELATED MATTERS

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

               "On or about November 15, 1995, Raymond Rasmussen caused defendant Nordvick to transfer stock held in the names of Rasmussen's family members to the names of Raymond Rasmussen and others, and to be delivered in Canada to the Delta Vancouver Airport Hotel & Marina, to the attention of "Raymond Rasmussen, (guest)"."

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

PART 11

ITEM 6 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

     The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 103,293,947 shares issued and outstanding as of December 31, 1999. There are currently issued and outstanding 103,293,967 as of April 4, 2000. There are authorized 50,000,000 shares of Preferred stock of no par value. As of December 31, 1999 there were issued and outstanding 482,815 shares of Preferred stock. These shares were originally convertible, for two years from date of issue, into shares of common stock at the ratio of one (10) shares of common stock for each share of Preferred. The conversion time has run out on these shares and they are now convertible to common stock at the ratio of one (1) shares of common for each share of Preferred. The Company has informed the Transfer Agent, Signature Stock Transfer, Inc. to inform the Preferred shareholders that the Company has exercised the right to convert these shares to common stock, so that in 2000 there will be no Preferred stock outstanding. There are no outstanding Options or Warrants.

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

                                            Common Stock

Calendar Year 1998                          Low               High
------------------                          ---               ----
First Quarter                               $0.006            $0.008
Second Quarter                              $0.005            $0.005
Third Quarter                               $0.006            $0.006
Fourth Quarter                              $0.007            $0.007


Calendar year 1997                          Low               High
------------------                          ---               ----
First Quarter                               $0.09375 $0.2969
Second Quarter                              $0.0875           $0.156
Third Quarter                               $0.014            $0.014
Fourth Quarter                              $0.011            $0.011

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

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc. located at 14675 Midway Road, Suite 221, Dallas, Texas 75244.



SALES OF SECURITIES:

Pursuant to an open Registration Statement on Form S-8, the Company issued common stock to the following individuals or entities for either cash or professional services:

 January 9, 1997
          2,900,000 shares to H. C. Stone & Associates for financial consulting. 2,000,000 shares to Twenty First Century Consulting, Inc. for advertising services.
          1,000,000  shares  to  Anthony  Arrigoni  for  contracted   management
          services.
 March 7, 1997
          1,500,000 shares to H. C. Stone & Associates for financial consulting services.
 April 2, 1997
          1,800,000 shares to H. C. Stone & Associates for financial consulting services.
          1,000,000 shares to First Century Consulting, Inc. for advertising services.

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

ITEM 7 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

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

ITEM 8 - INDEX TO FININCIAL STATEMENT:

The required accompanying financial statements begin on page F-1 of this document.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 10 - OFFICERS AND DIRECTORS:

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

ITEM 11 - EXECUTIVE COMPENSATION:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                           Number of
Name                                     Shares owned    Class       Percent

Anthony Arrigoni           Directly      1,677,000  }   Common  }
      Indirectly (Diane C. Arrigoni)     1,677,000  }           }
                                                                }   4.26% (1997)
Anthony Arrigoni    165,000 Preferred                           }
                   Now convertible into    165,000      Common  }
 The shares owned by Mr. Arrigoni represent in 2000, 3.42%.

James T. Callahan & Steve M Weber       29,000,000      Common     27.93%
             (As Joint Tenants)

Cede & Co., New York (in street name)   52,577,418      Common     50.64%

American Clinical Labs                  12,500,000      Common     12.04%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     None

ITEM 14 -EXHIBITS AND REPORTS ON FROM 8-K

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

NORTH AMERICAN RESORTS, INC.

By  /s/  Gregory Johnson                                      Dated: May 2, 2000
   ---------------------------------
         Gregory Johnson, President

By  /s/  Paula Nichols                                        Dated: May 2, 2000
   ---------------------------------
         Paula Nichols, Secretary

                                 NORTH AMERICAN
                                  RESORTS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1998 and 1997






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

                          NORTH AMERICAN RESORTS, INC.

                                    CONTENTS

                                                                  Page
                                                                  ----

Reports of Independent Certified Public Accountants                F-3

Financial Statements

   Balance Sheets
     as of December 31, 1998 and 1997                              F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1998 and 1997                F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1998 and 1997                F-6

   Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                F-7

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
North American Resorts, Inc.

We have audited the accompanying balance sheets of North American Resorts, Inc. (a Colorado corporation ) as of December 31, 1998 and 1997 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Resorts, Inc as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, respectively, in conformity with generally accepted accounting principles.

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

                                                        S. W. HATFIELD, CPA
Dallas, Texas
April 26, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                          NORTH AMERICAN RESORTS, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------

                                                                 1998           1997
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $      --      $      --
   Net current assets of discontinued operations                    --          314,570
                                                             -----------    -----------
     Total current assets                                           --          314,570
                                                             -----------    -----------

Other assets
   Organization costs, net of accumulated
     amortization of approximately $7,364
     and $6,231, respectively                                      2,833          5,099
   Net other assets of discontinued operations                      --          625,911
                                                             -----------    -----------
     Total other assets                                            2,833        631,010
                                                             -----------    -----------

TOTAL ASSETS                                                 $     2,833    $   945,580
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Cash overdraft                                            $      --      $     5,924
   Net current liabilities of discontinued operations               --          543,452
                                                             -----------    -----------
     Total current liabilities                                      --          549,376
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity
   Preferred stock - No par value
     50,000,000 shares authorized
     482,815 and 539,965 shares
     issued and outstanding, respectively                      1,471,583      1,484,728
   Common stock - $0.001 par value
     300,000,000 shares authorized
     103,293,947 and 82,722,447 shares
     issued and outstanding, respectively                        103,294         82,723
   Additional paid-in capital                                  3,620,237      3,527,663
   Accumulated deficit                                        (5,192,281)    (4,698,910)
                                                             -----------    -----------
     Total stockholders' equity                                    2,833        396,204
                                                             -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $     2,833    $   945,580
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1998 and 1997


                                                                1998             1997
                                                          -------------    -------------
Net revenues                                              $        --      $        --

Operating expenses
   Amortization of organization costs                             2,266            2,266
                                                          -------------    -------------

Loss from continuing operations before income taxes              (2,266)          (2,266)

Income tax benefit (expense)                                       --               --
                                                          -------------    -------------

Loss from continuing operations                                  (2,266)          (2,266)
                                                          -------------    -------------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively        (455,974)         (84,518)
   Income (Loss) on disposition, net of income
     taxes of $-0- and $-0-, respectively                       (35,131)            --
                                                          -------------    -------------

Income (loss) from discontinued operations                     (491,105)         (84,518)
                                                          -------------    -------------

Net Income (Loss)                                              (493,371)         (86,784)

Other comprehensive income                                         --               --
                                                          -------------    -------------

Comprehensive Income (Loss)                               $    (493,371)   $     (86,784)
                                                          =============    =============

Earnings (Loss) per weighted-average
   share of common stock outstanding
     From continuing operations                                     nil              nil
     From discontinued operations                                   nil              nil
                                                          -------------    -------------
     Total earnings (loss) per share                                nil              nil
                                                          =============    =============

Weighted-average number of
   common shares outstanding                                100,553,051       68,913,433
                                                          =============    =============


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997


                                            Preferred Stock                  Common Stock             Additional       Treasury
                                            ---------------                  ------------               paid-in          stock
                                        Shares          Amount          Shares          Amount          capital         at cost
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances at January 1, 1997               771,465    $  1,575,373      60,657,447    $     60,658    $  3,381,483    $   (291,900)

Issuance of common stock for
   Consulting fees                           --              --         6,350,000           6,350         115,150            --
   Cash                                      --              --        20,400,000          20,400         227,600            --

Retirement of stock issued in 1996
   for investment in joint venture
   rescinded in 1997                     (200,000)        (83,400)     (5,000,000)         (5,000)       (203,500)        291,900

Conversion of preferred stock
   to common at a 10 for 1 ratio          (31,500)         (7,245)        315,000             315           6,930            --

Net loss for the year                        --              --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances at December 31, 1997             539,965       1,484,728      82,722,447          82,723       3,527,663            --

Issuance of common stock
   for cash                                  --              --        20,000,000          20,000          80,000            --

Conversion of preferred stock
   to common at a 10 for 1 ratio          (57,150)        (13,145)        571,500             571          12,574            --

Net loss for the year                        --              --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances at December 31, 1998             482,815    $  1,471,583     103,293,947    $    103,294    $  3,620,237    $       --
                                     ============    ============    ============    ============    ============    ============


                                        Accumulated
                                          deficit          Total
                                       ------------    ------------


Balances at January 1, 1997            $ (4,612,126)   $    113,488

Issuance of common stock for
   Consulting fees                             --           121,500
   Cash                                        --           248,000

Retirement of stock issued in 1996
   for investment in joint venture
   rescinded in 1997                           --              --

Conversion of preferred stock
   to common at a 10 for 1 ratio               --              --

Net loss for the year                       (86,784)        (86,784)
                                       ------------    ------------

Balances at December 31, 1997            (4,698,910)        396,204

Issuance of common stock
   for cash                                    --           100,000

Conversion of preferred stock
   to common at a 10 for 1 ratio               --              --

Net loss for the year                      (493,371)       (493,371)
                                       ------------    ------------

Balances at December 31, 1998          $ (5,192,281)   $      2,833
                                       ============    ============


The accompanying notes are an integral part of these financial statements.

                          NORTH AMERICAN RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                         1998         1997
                                                       ---------    ---------
Cash flows from operating activities
   Net income (loss) for the period                    $(493,371)   $ (86,784)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Loss on disposition of discontinued operations      35,131         --
      Depreciation and amortization                       15,415       16,195
      Consulting and other expenses paid with
         issuance of preferred and common stock           77,000      198,500
      Deferred revenue earned                               --       (103,994)
      Change in net assets and liabilities
         of discontinued operations                      348,749     (201,710)
                                                       ---------    ---------

Net cash provided by (used in) operating activities      (17,076)    (177,793)
                                                       ---------    ---------


Cash flows from investing activities                        --           --
                                                       ---------    ---------


Cash flows from financing activities
   Increase in cash overdraft                             (5,924)       5,924
   Proceeds from sale of common stock                     23,000      171,000
                                                       ---------    ---------

Net cash provided by (used in) financing activities       17,076      176,924
                                                       ---------    ---------

Increase (Decrease) in Cash                                 --           (869)

Cash at beginning of period                                 --            869
                                                       ---------    ---------

Cash at end of period                                  $    --      $    --
                                                       =========    =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                     $     565    $   1,947
                                                       =========    =========
      Income taxes paid for the period                 $    --      $    --
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

2.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At December 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          NORTH AMERICAN RESORTS, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1998 and 1997, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at December 31, 1998 and 1997, respectively.

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