Form 10QSB
period 1999-03-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
-----------     OF 1934

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

                          North American Resorts, Inc.

                Form 10-QSB for the Quarter ended March 31, 1999

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                    1999           1998
                                                                -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                     $      --      $     6,643
   Net current assets of discontinued operations                       --          317,259
                                                                -----------    -----------
      Total current assets                                             --          323,902
                                                                -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $9,064 and $6,798, respectively                              2,266          4,532
   Net other assets of discontinued operations                         --          556,131
                                                                -----------    -----------
      Total other assets                                               --          560,663
                                                                -----------    -----------

Total Assets                                                    $     2,266    $   884,565
                                                                ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                               $      --      $      --
   Net current liabilities of discontinued operations                  --          616,751
                                                                -----------    -----------
      Total current liabilities                                        --          616,751
                                                                -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 482,815 and
      539,965 shares issued and outstanding, respectively         1,471,583      1,484,728
   Common stock - $0.001 par value
      300,000,000 shares authorized; 103,293,947 and
      102,772,447 shares issued and outstanding, respectively       103,294        102,722
   Additional paid-in capital                                     3,620,237      3,607,664
   Accumulated deficit                                           (5,192,848)    (4,927,300)
                                                                -----------    -----------
      Total shareholders' equity                                      2,266        267,814
                                                                -----------    -----------

Total Liabilities and Shareholders' Equity                      $     2,266    $   884,565
                                                                ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                         Three months    Three months
                                            ended            ended
                                          March 31,        March 31,
                                              1999             1998
                                        -------------    -------------

Revenues                                $        --      $        --
                                        -------------    -------------

Expenses
   Amortization of organization costs             566              566
                                        -------------    -------------

Loss from continuing operations
   before income taxes                           (566)            (566)

Provision for income taxes                       --               --
                                        -------------    -------------

Loss from continuing operations                  (566)            (566)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations                    --           (227,824)
                                        -------------    -------------

Net Loss                                         (566)        (228,824)

Other comprehensive income                       --               --
                                        -------------    -------------

Comprehensive Income                    $        (566)   $    (228,824)
                                        =============    =============

Loss per weighted-average
   share of common stock
   outstanding, computed on
   Net Loss
      From continuing operations                  nil              nil
      From discontinued operations                nil              nil
                                        -------------    -------------
         Total loss per share                     nil              nil
                                        =============    =============

Weighted-average number of shares
   of common stock outstanding            103,293,947       93,166,911
                                        =============    =============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                            Three months Three months
                                                ended       ended
                                              March 31,   March 31,
                                                1999        1998
                                              ---------   ---------
Cash Flows from Operating Activities
   Net loss                                   $    (567)  $(228,390)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization              567       4,949
         Consulting fees and other expenses
            paid with common stock                 --        77,000
         Change in net assets and liabilities
            of discontinued operations             --       136,008
                                              ---------   ---------
Net cash used in operating activities              --       (10,433)
                                              ---------   ---------

Cash Flows from Investing Activities               --          --
                                              ---------   ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft           --        (5,924)
   Proceeds from sale of common stock              --        23,000
                                              ---------   ---------
Net cash provided by financing activities          --        17,076
                                              ---------   ---------

Increase (Decrease) in Cash                        --         6,643

Cash at beginning of period                        --          --
                                              ---------   ---------

Cash at end of period                         $    --     $   6,643
                                              =========   =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period            $    --     $     311
                                              =========   =========
      Income taxes for the period             $    --     $    --
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

2. Income taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          North American Resorts, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at March 31, 1999 and 1998, respectively.

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

Summarized results of operations for the disposed operations for the years ended December 31, 1999 and 1998, respectively, are as follows:

                                                         1999          1998
                                                       ---------     ---------

         Net sales                                     $       -     $ 648,457
                                                       =========     =========
         Operating income (loss)                       $       -     $(455,974)
                                                       =========     =========
         Loss from discontinued operations             $       -     $(455,974)
                                                       =========     =========


Note D - Preferred Stock

The Company has 482,815 shares of preferred stock issued and outstanding at December 31, 1999. The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There shares could be converted to 4,828,150 common shares that would be subject to be sold pursuant to Rule 144.

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