Form 10QSB
period 1999-09-30
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1999

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

                          North American Resorts, Inc.

              Form 10-QSB for the Quarter ended September 30, 1999

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)

                                                                    1999           1998
                                                                -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                     $      --      $      --
   Net current assets of discontinued operations                       --          340,176
                                                                -----------    -----------
      Total current assets                                             --          340,176
                                                                -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $10,197 and $7,931, respectively                             1,133          3,399
   Net other assets of discontinued operations                         --          420,707
                                                                -----------    -----------
      Total other assets                                               --          424,106
                                                                -----------    -----------

Total Assets                                                    $     1,133    $   764,282
                                                                ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                               $      --      $       644
   Net current liabilities of discontinued operations                  --          725,108
                                                                -----------    -----------
      Total current liabilities                                        --          725,752
                                                                -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 482,815 and
      482,815 shares issued and outstanding, respectively         1,471,583      1,471,583
   Common stock - $0.001 par value
      300,000,000 shares authorized; 103,293,947 and
      103,293,947 shares issued and outstanding, respectively       103,294        103,294
   Additional paid-in capital                                     3,620,237      3,620,237
   Accumulated deficit                                           (5,193,981)    (5,156,584)
                                                                -----------    -----------
      Total shareholders' equity                                      1,133         38,530
                                                                -----------    -----------

Total Liabilities and Shareholders' Equity                      $     1,133    $   764,282
                                                                ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          North American Resorts, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                         Nine months      Nine months      Three months    Three months
                                            ended            ended            ended            ended
                                        September 30,    September 30,    September 30,    September 30,
                                              1999             1998             1999             1998
                                        -------------    -------------    -------------    -------------
Revenues                                $        --      $        --      $        --      $        --
                                        -------------    -------------    -------------    -------------

Expenses
   Amortization of organization costs           1,699            1,699              566              566
                                        -------------    -------------    -------------    -------------

Loss from continuing operations
   before income taxes                         (1,699)          (1,699)            (566)            (566)

Provision for income taxes                       --               --               --               --
                                        -------------    -------------    -------------    -------------

Loss from continuing operations                (1,699)          (1,699)            (566)            (566)

Discontinued operations,
   net of income taxes
   Income (Loss) from
      discontinued operations                    --           (455,975)            --           (173,821)
                                        -------------    -------------    -------------    -------------

Net Loss                                       (1,699)        (457,674)            (566)        (174,387)

Other comprehensive income                       --               --               --               --
                                        -------------    -------------    -------------    -------------

Comprehensive Income                    $      (1,699)   $    (457,674)   $        (566)   $    (174,387)
                                        =============    =============    =============    =============

Loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss
      From continuing operations                  nil              nil              nil              nil
      From discontinued operations                nil              nil              nil              nil
                                        -------------    -------------    -------------    -------------
         Total loss per share                     nil              nil              nil              nil
                                        =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding            103,293,947       99,629,372      103,293,947      100,553,051
                                        =============    =============    =============    =============


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                               Nine months  Nine months
                                                  ended        ended
                                              September 30, September 30,
                                                   1999        1998
                                                ----------  ----------
Cash Flows from Operating Activities
   Net loss                                     $   (1,699)  $(457,674)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization               1,699      14,849
         Consulting fees and other expenses
            paid with common stock                    --        77,000
         Change in net assets and liabilities
            of discontinued operations                --       348,105
                                                ----------  ----------
Net cash used in operating activities                 --       (17,720)
                                                ----------  ----------

Cash Flows from Investing Activities                  --          --
                                                ----------  ----------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft              --        (5,280)
   Proceeds from sale of common stock                 --        23,000
                                                ----------  ----------
Net cash provided by financing activities             --        17,720
                                                ----------  ----------

Increase (Decrease) in Cash                           --          --

Cash at beginning of period                           --          --
                                                ----------  ----------

Cash at end of period                           $     --    $     --
                                                ==========  ==========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $     --    $      565
                                                ==========  ==========
      Income taxes for the period               $     --    $     --
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

                          North American Resorts, Inc.

                          Notes to Financial Statements

Note A - Organization and Description of Business

North American Resorts, Inc. (Company) was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The Company changed its corporate name to Solomon Trading Company, Limited in July 1989; The Voyageur, Inc. in November 1994; The Voyageur First, Inc. in December 1994 and North American Resorts, Inc. in March 1995, respectively.

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

2. Income taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          North American Resorts, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at September 30, 1999 and 1998, respectively.

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