Form 10KSB
period 1999-12-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark one)

      XX          ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934
(Fee required)             For the fiscal year ended  December 31, 1999
                                                      -----------------

                  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
---------------   ACT OF 1934

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

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                          PAGE
-----------                                                          ----

PART 1

1. Description of Business                                             3

2. Description of Property                                             4

3. Legal Proceedings                                                   5

4. Submission of matters to a Vote of Shareholders                     5

5. Other related matters                                               5

PART 11

6. Market for Company's Common Stock
   and Related Stockholder Matters                                     7

7. Management's Discussion and Analysis
   or Plan of Operation                                                9

8. Index to Financial Statements                                      12

9. Changes In and Disagreements with Accountants on
   Accounting and Financial Disclosure                                13

PART III

10. Directors, Executive Officers and Control Persons;
    Compliance with Section 16(b) of the Exchange Act.                13

11. Executive Compensation                                            13

12. Security Ownership of Certain Beneficial
    Owners and Management                                             14

13. Certain Relationships and Related Transactions                    14

14. Exhibits and Reports on Form 8-K                                  14

Signatures                                                            14

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

                                            Common Stock

Calendar year 1999                          Low               High
------------------                          ---               ----
First Quarter                               $0.017            $0.012
Second Quarter                              $0.019            $0.17
Third Quarter                               $0.008            $0.008
Fourth Quarter                              $0.004            $0.004

Calendar Year 1998                          Low               High
------------------                          ---               ----
First Quarter                               $0.006            $0.008
Second Quarter                              $0.005            $0.005
Third Quarter                               $0.006            $0.006
Fourth Quarter                              $0.007            $0.007

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

PREFERRED STOCK

As of December 31, 1999 there were 482,815 shares of Preferred stock issued and outstanding. As of the date of this filing, all Preferred stock has been converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.

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

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc. located at 14675 Midway Road, Suite 221, Dallas, Texas 75244.



SALES OF SECURITIES:

Pursuant to an open Registration Statement on Form S-8, the Company issued common stock to the following individuals or entities for either cash or professional services:

January 9, 1997
       2,900,000 shares to H. C. Stone & Associates for financial consulting. 2,000,000 shares to Twenty First Century Consulting, Inc. for advertising services.
       1,000,000 shares to Anthony Arrigoni for contracted management services. March 7, 1997
       1,500,000 shares to H.C. Stone & Associates for financial consulting services.
Apri l2, 1997
       1,800,000 shares to H.C. Stone & Associates for financial consulting services.
       1,000,000 shares to First Century Consulting, Inc. for advertising services.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                         Number of
       Name                            Shares owned       Class     Percent
       ----                            ------------      -------    -------

Anthony Arrigoni      Directly         1,677,000  }      Common  }
    Indirectly (Diane C. Arrigoni)     1,677,000  }              }
                                                                 }   4.26%(1997)
Anthony Arrigoni  165,000 Preferred                              }
                Now convertible into     165,000         Common  }
 The shares owned by Mr. Arrigoni represent in 2000, 3.42%.

James T. Callahan & Steve M Weber     29,000,000         Common     27.93%
                  (As Joint Tenants)

Cede & Co., New York (in street name) 52,577,418         Common     50.64%

American Clinical Labs                12,500,000         Common     12.04%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     None

ITEM 14 - EXHIBITS AND REPORTS ON FROM 8-K

(a)  The following documents are filed as Exhibits to this Registration.

     Exhibit "16.1" Letter from Gary LaPalme, CPA

     Exhibit "27", Financial Document Schedule

(b)  Reports on Form 8-K; None

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

NORTH AMERICAN RESORTS, INC.

By  /s/  Gregory Johnson                                    Dated: May 2, 2000
   ---------------------------------
         Gregory Johnson, President

By  /s/  Puala Nichols                                      Dated: May 2, 2000
   ---------------------------------
         Paula Nichols, Secretary

                                 NORTH AMERICAN
                                  RESORTS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998







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

                          NORTH AMERICAN RESORTS, INC.

                                    CONTENTS

                                                                          Page
                                                                          ----

Reports of Independent Certified Public Accountants                        F-3

Financial Statements

   Balance Sheets
     as of December 31, 1999 and 1998                                      F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                        F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1999 and 1998                        F-6

   Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                        F-7

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
North American Resorts, Inc.

We have audited the accompanying balance sheets of North American Resorts, Inc. (a Colorado corporation ) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Resorts, Inc as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, respectively, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                          NORTH AMERICAN RESORTS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------

                                                                 1999           1998
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

Other assets
   Organization costs, net of accumulated
     amortization of approximately $10,763
     and $8,497, respectively                                        567          2,833
                                                             -----------    -----------

TOTAL ASSETS                                                 $       567    $     2,833
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $      --      $      --
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity
   Preferred stock - No par value
     50,000,000 shares authorized
     482,815 shares issued and
     outstanding, respectively                                 1,471,583      1,741,583
   Common stock - $0.001 par value
     300,000,000 shares authorized
     103,293,947 shares issued and
     outstanding, respectively                                   103,294        103,294
   Additional paid-in capital                                  3,620,237      3,620,237
   Accumulated deficit                                        (5,194,547)    (5,192,281)
                                                             -----------    -----------
     Total stockholders' equity                                      567          2,833
                                                             -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $     2,833    $   945,580
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1999 and 1998


                                                                1998             1997
                                                          -------------    -------------
Net revenues                                              $        --      $        --

Operating expenses
   Amortization of organization costs                             2,266            2,266
                                                          -------------    -------------

Loss from continuing operations before income taxes              (2,266)          (2,266)

Income tax benefit (expense)                                       --               --
                                                          -------------    -------------

Loss from continuing operations                                  (2,266)          (2,266)
                                                          -------------    -------------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively            --           (455,974)
   Income (Loss) on disposition, net of income
     taxes of $-0- and $-0-, respectively                          --            (35,131)
                                                          -------------    -------------

Income (loss) from discontinued operations                         --           (491,105)
                                                          -------------    -------------

Net Income (Loss)                                                (2,266)        (493,371)

Other comprehensive income                                         --               --
                                                          -------------    -------------

Comprehensive Income (Loss)                               $      (2,266)   $    (493,371)
                                                          =============    =============

Earnings (Loss) per weighted-average
   share of common stock outstanding
     From continuing operations                                     nil              nil
     From discontinued operations                                   nil              nil
                                                          -------------    -------------
     Total earnings (loss) per share                                nil              nil
                                                          =============    =============

Weighted-average number of
   common shares outstanding                                103,293,947      100,553,051
                                                          =============    =============


The accompanying notes are an integral part of these financial statements.



                          NORTH AMERICAN RESORTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998




                                         Preferred Stock              Common Stock          Additional    Treasury
                                         ---------------              ------------           paid-in        stock      Accumulated
                                      Shares        Amount        Shares        Amount       capital       at cost       deficit
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balances at January 1, 1998            539,965   $ 1,484,728    82,722,447   $    82,723   $ 3,527,663   $      --     $(4,698,910)

Issuance of common stock
   for cash                               --            --      20,000,000        20,000        80,000          --            --

Conversion of preferred stock
   to common at a 10 for 1 ratio       (57,150)      (13,145)      571,500           571        12,574          --            --

Net loss for the year                     --            --            --            --            --            --        (493,371)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998          482,815     1,471,583   103,293,947       103,294     3,620,237          --      (5,192,281)

Net loss for the year                     --            --            --            --            --            --          (2,266)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1999          482,815   $ 1,471,583   103,293,947   $   103,294   $ 3,620,237   $      --     $(5,194,547)
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                      Total
                                   -----------

Balances at January 1, 1998        $   396,204

Issuance of common stock
   for cash                            100,000

Conversion of preferred stock
   to common at a 10 for 1 ratio          --

Net loss for the year                 (493,371)
                                   -----------

Balances at December 31, 1998            2,833

Net loss for the year                   (2,266)
                                   -----------

Balances at December 31, 1999      $       567
                                   ===========


The accompanying notes are an integral part of these financial statements.

                          NORTH AMERICAN RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                          1999        1998
                                                       ----------   ---------
Cash flows from operating activities
   Net income (loss) for the period                    $   (2,266)  $(493,371)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Loss on disposition of discontinued operations         --        35,131
      Depreciation and amortization                         2,266      15,415
      Consulting and other expenses paid with
         issuance of preferred and common stock              --        77,000
      Change in net assets and liabilities
         of discontinued operations                          --       348,749
                                                       ----------   ---------

Net cash provided by (used in) operating activities          --       (17,076)
                                                       ----------   ---------


Cash flows from investing activities                         --          --
                                                       ----------   ---------


Cash flows from financing activities
   Increase in cash overdraft                                --        (5,924)
   Proceeds from sale of common stock                        --        23,000
                                                       ----------   ---------

Net cash provided by (used in) financing activities          --        17,076
                                                       ----------   ---------

Increase (Decrease) in Cash                                  --          --

Cash at beginning of period                                  --          --
                                                       ----------   ---------

Cash at end of period                                  $     --     $    --
                                                       ==========   =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                     $     --     $   1,947
                                                       ==========   =========
      Income taxes paid for the period                 $     --     $    --
                                                       ==========   =========


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

2.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                          NORTH AMERICAN RESORTS, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at December 31, 1999 and 1998, respectively.

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