Form 10QSB
period 2000-03-31
NORTH AMERICAN RESORTS INC
filed 2000-05-03
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
----------      EXCHANGE  ACT OF 1934

                      For the quarterly period ended March 31, 2000

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

                          North American Resorts, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

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



Part 1 - Item 1 - Financial Statements

                          North American Resorts, Inc.
                                 Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $      --      $      --
   Net current assets of discontinued operations                    --             --
                                                             -----------    -----------
      Total current assets                                          --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
      of $11,330 and $9,064, respectively                           --            2,266
   Net other assets of discontinued operations                      --             --
                                                             -----------    -----------
      Total other assets                                            --            2,266
                                                             -----------    -----------

Total Assets                                                 $      --      $     2,266
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                            $      --      $      --
   Net current liabilities of discontinued operations               --             --
                                                             -----------    -----------
      Total current liabilities                                     --             --
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
      50,000,000 shares authorized; 482,815 shares
         issued and outstanding, respectively                  1,471,583      1,741,583
   Common stock - $0.001 par value
      300,000,000 shares authorized; 103,293,947
      shares issued and outstanding, respectively                103,294        103,294
   Additional paid-in capital                                  3,620,237      3,620,237
   Accumulated deficit                                        (5,195,114)    (5,192,848)
                                                             -----------    -----------
      Total shareholders' equity                                    --            2,266
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $     2,266
                                                             ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          North American Resorts, Inc.
               Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                  (Unaudited)

                                         Three months     Three months
                                            ended            ended
                                           March 31,        March 31,
                                              2000             1999
                                        -------------    -------------

Revenues                                $        --      $        --
                                        -------------    -------------

Expenses
   Amortization of organization costs             567              566
                                        -------------    -------------

Loss from continuing operations
   before income taxes                           (567)            (566)

Provision for income taxes                       --               --
                                        -------------    -------------

Net Loss                                         (567)            (566)

Other comprehensive income                       --               --
                                        -------------    -------------

Comprehensive Income                    $        (567)   $        (566)
                                        =============    =============

Loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss                                       nil              nil
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

                          North American Resorts, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                            Three months  Three months
                                                ended         ended
                                              March 31,     March 31,
                                               2000          1999
                                              --------      --------
Cash Flows from Operating Activities
   Net loss                                   $   (567)     $   (566)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization             567           566
                                              --------      --------

Net cash used in operating activities             --            --
                                              --------      --------


Cash Flows from Investing Activities              --            --
                                              --------      --------


Cash Flows from Financing Activities              --            --
                                              --------      --------

Increase (Decrease) in Cash                       --            --

Cash at beginning of period                       --            --
                                              --------      --------

Cash at end of period                         $   --        $   --
                                              ========      ========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period            $   --        $  --
                                              ========      ========
      Income taxes for the period             $   --        $   --
                                              ========      ========




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

2. Income taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   The Company has net operating loss carryforwards for income tax purposes of approximately $900,000. If these carryforwards are not utilized, they will begin to expire in 2010.

   Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                          North American Resorts, Inc.

Note B - Summary of Significant Accounting Policies - Continued

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding. Further, the Company's convertible preferred stock is considered to be anti-dilutive due to the Company's net operating loss position at March 31, 2000 and 1999, respectively.

Note C - Preferred Stock

The Company has 482,815 shares of preferred stock issued and outstanding at March 31, 2000. The preferred shares are convertible into common shares at the rate of 10 common shares for each share of preferred. There shares could be converted to 4,828,150 common shares that would be subject to be sold pursuant to Rule 144.

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