Form 10QSB/A
period 2000-03-31
NORTH AMERICAN RESORTS INC
filed 2000-07-18
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
    XX            QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2000

                  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
----------        ACT OF 1934

                           For the transition period from _________ to _________

--------------------------------------------------------------------------------


                         Commission File Number: 0-26760
                                                 -------

                          North American Resorts, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                          84-1286065
------------------------------                      ----------------------------
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
State the number of shares outstanding of each of the issuer's classes of common
equity  as  of  the  latest   practicable   date:   June 12, 2000: 9,756,300
                                                    ------------------------

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

                          North American Resorts, Inc.

               Form 10-QSB/A for the Quarter ended March 31, 2000

                                Table of Contents

                                                                          Page
                                                                          ----

Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation        8


Part II - Other Information

  Item 1   Legal Proceedings                                                9

  Item 2   Changes in Securities                                            9

  Item 3   Defaults Upon Senior Securities                                  9

  Item 4   Submission of Matters to a Vote of Security Holders              9

  Item 5   Other Information                                               10

  Item 6   Exhibits and Reports on Form 8-K                                10


Signatures                                                                 10

This filing corrects certain unintentional clerical errors in reporting various common stock transactions based on transaction date rather than certificate issuance date.



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
                                                                 ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                      $      --      $      --
                                                                 -----------    -----------
     Total current liabilities                                          --             --
                                                                 -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
     50,000,000 shares authorized; -0- and 482,815
       shares issued and outstanding, respectively                      --        1,741,583
   Common stock - $0.001 par value
     300,000,000 shares authorized; 105,776,762
       and 103,293,947 shares issued and
       outstanding, respectively                                     105,777        103,294
   Additional paid-in capital                                      5,102,937      3,620,237
   Accumulated deficit                                            (5,208,714)    (5,192,848)
                                                                 -----------    -----------
     Total shareholders' equity                                         --            2,266
                                                                 -----------    -----------

Total Liabilities and Shareholders' Equity                       $      --      $     2,266
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



                          North American Resorts, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                       Three months     Three months
                                                          ended            ended
                                                        March 31,        March 31,
                                                            2000             1999
                                                      -------------    -------------
Revenues                                              $        --      $        --
                                                      -------------    -------------

Expenses
   Professional fees                                         13,600             --
   Amortization of organization costs                           567              566
                                                      -------------    -------------
     Total expenses                                          14,167              566
                                                      -------------    -------------

Loss from continuing operations before income taxes         (14,167)            (566)

Provision for income taxes                                     --               --
                                                      -------------    -------------

Net Loss                                                    (14,167)            (566)

Other comprehensive income                                     --               --
                                                      -------------    -------------

Comprehensive Loss                                    $     (14,167)   $        (566)
                                                      =============    =============

Loss per weighted-average share of
   common stock outstanding, calculated
   on Net Loss                                                  nil              nil
                                                      =============    =============

Weighted-average number of shares
   of common stock outstanding                          104,670,991       93,166,911
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

                          North American Resorts, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                              Three months     Three months
                                                  ended            ended
                                                March 31,        March 31,
                                                   2000             1999
                                             -------------    -------------
Cash Flows from Operating Activities
   Net loss                                  $     (14,167)   $        (566)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Issuance of common stock
         for payment of professional fees           13,600             --
       Depreciation and amortization                   567              566
                                             -------------    -------------

Net cash used in operating activities                 --               --
                                             -------------    -------------


Cash Flows from Investing Activities                  --               --
                                             -------------    -------------


Cash Flows from Financing Activities                  --               --
                                             -------------    -------------

Increase (Decrease) in Cash                           --               --

Cash at beginning of period                           --               --
                                             -------------    -------------

Cash at end of period                        $        --      $        --
                                             =============    =============

Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period            $        --      $        --
                                             =============    =============
     Income taxes for the period             $        --      $        --
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

From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were then controlled by the Company and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations.

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

     Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of respective changes in control in 2000 and 1999, which involved 50 percentage points or more of the issued and outstanding securities of the Company.

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

Note C - Preferred Stock

As of December 31, 1999, the Company had 482,815 shares of preferred stock issued and outstanding. For a two (2) year period from the initial issue date of the preferred stock, these shares were convertible into common shares at the rate of 10 common shares for each share of preferred. Thereafter, the shares were convertible at a rate of one (1) share of common for each share of preferred outstanding.

On March 21, 2000, subsequent to the second anniversary date of the last issuance of preferred stock, the Company converted 100.0% of the issued and outstanding preferred stock into 482,815 shares of restricted, unregistered common stock.

Note D - Common Stock Transactions

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,0000 shares of $0.001 par value common stock. The effect of these amendments are reflected in the accompanying financial statements as of the first day of the first period presented.

On March 20, 2000, at the Company's Annual Meeting of Shareholders, a resolution was approved to authorize the Company's Board of Directors to effect a one (1) for 1,000 reverse stock split at the discretion of the Board of Directors. As of March 31, 2000, this action had not been taken by the Company's Board of Directors.

On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 2,000,000 shares of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated average quoted market price of approximately $0.0136 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.0068 per share, or approximately $13,600 in total, as the "fair value" of this transaction.

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



Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On  February  1,  2000,  the  Company,  in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business,  issued  2,000,000 shares of  unregistered,  restricted  common stock into the escrow account of the Company's  corporate  attorney.  The attorney is  responsible  for securing the  Company's  books and records, validating the Company's  corporate  status,  procuring the services of a qualified  independent  certified  accounting firm to audit the Company's financial  statements,  facilitate the filing of all  delinquent  reports with the US Securities  and Exchange  Commission  and evaluate  potential private companies for either merger or acquisition.  The Company's common stock had an  estimated  average  quoted  market  price of  approximately
       $0.0136 per share on the date of the issuance of these shares. Due to the
       restricted   nature  of  the  shares   issued  into  escrow,   the  Stock
       Subscription  Agreement was valued at approximately $0.0068 per share, or approximately $13,600 in total, as the "fair value" of this transaction.

       On March 21, 2000, subsequent to the second anniversary of their issuance, the Company converted 100.0% of the issued and outstanding shares of preferred stock into 482,815 shares of restricted, unregistered common stock.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

On  March  20,  2000,  the  Company  held  its  Annual   (Regular)   Meeting  of
Shareholders.  The following  items were  submitted to a vote of and approved by the Company's security holders:
                                                         For          Against       Abstain
                                                      ----------    ----------    ----------
a)   PROPOSAL NO. 1
       Amend the Company's Articles
         of Incorporation to allow for
         the issuance of up to 300,000,000
         shares of $0.001 par value common stock      14,417,903        19,500         1,500

b)   PROPOSAL NO. 2
       Authorize a reverse split at such
         ratio as may be determined by
         the Board of Directors                       14,410,903        22,500         5,500

c)   PROPOSAL NO. 3
       Elect the following directors
         Gregory Johnson                              14,429,903             0         9,000
         Paula Nichols                                14,429,903             0         9,000
         Robert Heidmann                              14,429,903             0         9,000

d)   PROPOSAL NO. 4
       Ratification and Approval of the
         the Actions of the Board of Directors        14,366,585         7,500         1,500


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

                                                    North American Resorts, Inc.


July    12   , 2000                                /s/ Benjamin E. Traub
     --------                             --------------------------------------
                                                               Benjamin E. Traub
                                                          President and Director

July    12   , 2000                                /s/ Ellen Luthy
     --------                             --------------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director