Form 10QSB
period 2000-06-30
NORTH AMERICAN RESORTS INC
filed 2000-07-19
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF  1934

                           For the transition period from __________ to ________

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

                          North American Resorts, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
North American Resorts, Inc.

We have reviewed the accompanying balance sheets of North American Resorts, Inc. (a Colorado corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                          S. W. HATFIELD, CPA
Dallas, Texas
July 12, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                          North American Resorts, Inc.
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                               June 30,       June 30,
                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------
     Total current assets                                           --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated amortization
     of $11,330 and $9,630, respectively                           1,700          1,700
                                                             -----------    -----------
     Total other assets                                            1,700          1,700
                                                             -----------    -----------

Total Assets                                                 $     1,700    $     1,700
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      --      $      --
                                                             -----------    -----------
     Total current liabilities                                      --             --
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - No par value
     50,000,000 shares authorized; -0- and 482,815
     shares issued and outstanding, respectively                    --        1,741,583
   Common stock - $0.001 par value
     300,000,000 shares authorized; 9,706,300 and
     103,815 issued and outstanding, respectively                  9,706            104
   Additional paid-in capital                                  6,014,757      3,453,427
   Deficit accumulated during the development stage           (5,927,463)    (5,193,414)
                                                             -----------    -----------
                                                                 100,000           --
   Stock subscription receivable                                (100,000)          --
                                                             -----------    -----------

     Total shareholders' equity                                     --            1,700
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $     1,700
                                                             ===========    ===========



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                          North American Resorts, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                         Six months     Six months    Three months   Three months
                                           ended          ended          ended          ended
                                          June 30,       June 30,       June 30,       June 30,
                                            2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Revenues                                $      --      $      --      $      --      $      --
                                        -----------    -----------    -----------    -----------

Expenses
   Professional fees                         13,600           --             --             --
   Restructuring and
     reorganization costs                    75,000           --           75,000           --
   Amortization of organization costs           567          1,133           --              567
   Compensation expense for issuances
     of common stock at less than
     "fair value"                           643,750           --          643,750           --
                                        -----------    -----------    -----------    -----------

   Total expenses                           732,917          1,133        718,750            567
                                        -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes                     (732,917)        (1,133)      (718,750)          (567)

Provision for income taxes                     --             --             --             --
                                        -----------    -----------    -----------    -----------

Net Loss                                   (732,917)        (1,133)      (718,750)          (567)

Other comprehensive income                     --             --             --             --
                                        -----------    -----------    -----------    -----------

Comprehensive Loss                      $  (732,917)   $    (1,133)   $  (718,750)   $      (567)
                                        ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock
   outstanding, calculated
   on Net Loss                          $     (0.41)           nil    $     (0.21)           nil
                                        ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding            1,776,625        103,815      3,448,058        103,815
                                        ===========    ===========    ===========    ===========



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                          North American Resorts, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                     Six months   Six months
                                                       ended        ended
                                                      June 30,     June 30,
                                                       2000         1999
                                                     ---------    ---------
Cash Flows from Operating Activities
   Net loss                                          $(732,917)   $  (1,133)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                       567        1,133
       Compensation expense for issuances of
         common stock at less than "fair value"        643,750         --
       Common stock issued for consulting expenses      13,600         --
                                                     ---------    ---------

   Net cash used in operating activities               (75,000)        --
                                                     ---------    ---------


Cash Flows from Investing Activities                      --           --
                                                     ---------    ---------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                   75,000         --
                                                     ---------    ---------

   Net cash provided by financing activities            75,000         --
                                                     ---------    ---------

Increase (Decrease) in Cash                               --           --

Cash at beginning of period                               --           --
                                                     ---------    ---------

Cash at end of period                                $    --      $    --
                                                     =========    =========

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                    $    --      $    --
                                                     =========    =========
     Income taxes for the period                     $    --      $    --
                                                     =========    =========




See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                          North American Resorts, Inc.

                          Notes to Financial Statements

Note 1 - Organization and Description of Business

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

Note 2 - Summary of Significant Accounting Policies

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of changes in control in both 2000 and 1999, respectively, involving 50 percentage points or more of the issued and outstanding securities of the Company.

                          North American Resorts, Inc.

Note 2 - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no outstanding warrants and 50,000 options issued and outstanding. The Company's outstanding stock options are considered to be anti-dilutive due to the Company's net operating loss position at June 30, 2000.

Note 3 - Preferred Stock

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

On March 21, 2000, subsequent to the second anniversary date of the last issuance of preferred stock, the Company converted 100.0% of the issued and outstanding preferred stock into 482,815 pre-reverse split shares (485 post-reverse split shares, as rounded for fractions) of restricted, unregistered common stock.

Note 4 - Common Stock Transactions

In April 1998 and April 2000, respectively, the Company amended its Articles of Incorporation to allow for the issuance of up to 150,000,000 and 300,000,0000 shares of $0.001 par value common stock. Further, on May 30, 2000, the Company's Board of Directors effected a one (1) for 1,000 reverse split of the issued and outstanding shares of the Company's common stock, which was approved at the Company's Annual Meeting of Shareholders on March 20, 2000. The effect of these amendments and the reverse stock split are reflected in the accompanying financial statements as of the first day of the first period presented.

On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on- going privately owned business, issued 2,000,000 pre-reverse split shares (2,000 post-reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated average quoted market price of approximately $0.0136 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.0068 per share, or approximately $13,600 in total, as the "fair value" of this transaction.

                          North American Resorts, Inc.

On May 30, 2000, the Company entered into a Stock Acquisition Agreement with an unrelated individual and/or entity controlled by the individual for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $75,000. At the date of this transaction, the "fair value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock. The difference of approximately $43,750 was charged to operations as compensation expense for issuances of common stock at less than "fair value".

Note 5 - Stock Options

On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 700,000 post-reverse split shares of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan (2000 NQPlan). As stated in the 2000 NQPlan document, "This [2000 NQPlan is] for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company." The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock Option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan.

On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 800,000 post-reverse split shares of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan (2000 QPlan). As stated in the 2000 QPlan document, "This [2000 QPlan] is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ." Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the (i) par value of the Company's Common Stock or
(ii) the fair market value of the Company's Stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date.

On June 30, 2000, the Company granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to an individual providing acquisition and merger consulting services. The individual immediately exercised 100,000 of these options and the remaining 50,000 options on July 6, 2000. As of June 30, 2000, the $100,000 in proceeds to be received as a result of the initial exercise is reflected in the accompanying financial statements as a "stock subscription receivable". The quoted market price of the Company's stock at the date of each respective exercise was approximately $7.00. The $600,000 difference between the exercise price and the market price of the Company's stock on June 30, 2000 was charged to operations as compensation expense for issuances of common stock at less than "fair value". The Company will experience a similar $300,000 charge to operations on July 6, 2000 to reflect the exercise of the 50,000 options.

                          North American Resorts, Inc.

The following table summarizes all options granted through June 30, 2000:

            Options      Options      Options      Options    Exercise price
            granted     exercised    terminated  outstanding    per share
          -----------  -----------  -----------  -----------   -----------
            150,000      100,000            -       50,000         $1.00
          ===========  ===========  ===========  ===========   ===========

The weighted average exercise price of all issued and outstanding options at June 30, 2000 was approximately $1.00.

Note 6 - Commitments

The Company has executed a management agreement with an entity owned and controlled by the Company's President at the amount of $50,000 (US Dollars), plus reasonable expenses, per month, effective July 1, 2000. This amount represents a management fee payable for the management of the company's affairs including: acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational services.

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

(3)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company is currently actively seeking a suitable merger or acquisition candidate.

As of July 6, 2000, the Company anticipates receiving an aggregate $150,000 in cash from the exercise of granted nonqualifying stock options. While this sum is anticipated to meet the immediate liquidity needs of the Company, management recognizes that additional funds through additional private sales of Company stock, capital contributions from existing significant shareholders and/or loans from existing significant shareholders will be required. However, there can be no assurance that the Company will be able to obtain additional funds to support the Company's liquidity requirements or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity owned and controlled by the Company's President, at the amount of $50,000 (US Dollars), plus reasonable expenses, per month, effective July 5, 2000. This amount represents a management fee payable for the management of the company's affairs including: acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational services.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On May 30, 2000, the Company's Board of Directors effected a one (1) for 1,000 reverse split of the issued and outstanding shares of the Company's common stock, which was approved at the Company's Annual Meeting of Shareholders on March 20, 2000. The effect of these amendments and the reverse stock split are reflected in the accompanying financial statements as of the first day of the first period presented.

       On May 30, 2000, the Company entered into a Stock Acquisition Agreement with an unrelated individual and/or entity controlled by the individual for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $75,000. At the date of this transaction, the "fair value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock. The difference of approximately $43,750 was charged to operations as compensation expense for issuances of common stock at less than "fair value".

       On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 700,000 post-reverse split shares of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan (2000 NQPlan). As stated in the 2000 NQPlan document, "This [2000 NQPlan is] for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company." The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock Option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan.

       On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 800,000 post-reverse split shares of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan (2000 QPlan). As stated in the 2000 QPlan document, "This [2000 QPlan] is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ." Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the (i) par value of the Company's Common Stock or (ii) the fair market value of the Company's Stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date.

       On June 30, 2000, the Company granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to an individual providing acquisition and merger consulting services. The individual immediately exercised 100,000 of these options and the remaining 50,000 options on July 6, 2000. As of June 30, 2000, the $100,000 in proceeds to be received as a result of the initial exercise is reflected in the accompanying financial statements as a "stock subscription receivable". The quoted market price of the Company's stock at the date of each respective exercise was approximately $7.00. The $600,000 difference between the exercise price and the market price of the Company's stock on June 30, 2000 was charged to operations as compensation expense for issuances of common stock at less than "fair value". The Company will experience a similar $300,000 charge to operations on July 6, 2000 to reflect the exercise of the 50,000 options.

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

                                                    North American Resorts, Inc.


July    12   , 2000                                /s/ Benjamin E. Traub
     --------                                -----------------------------------
                                                               Benjamin E. Traub
                                                          President and Director

July    12   , 2000                                 /s/ Ellen Luthy
     --------                                -----------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director