Form 10QSB/A
period 2000-03-31
NORTH AMERICAN RESORTS INC
filed 2000-07-25
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A-1

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE  ACT OF 1934

                       For the quarterly period ended March 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                       For the transition period from ___________ to ___________

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

                          North American Resorts, Inc.

              Form 10-QSB/A-1 for the Quarter ended March 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          8


Part II - Other Information

  Item 1   Legal Proceedings                                                  9

  Item 2   Changes in Securities                                              9

  Item 3   Defaults Upon Senior Securities                                    9

  Item 4   Submission of Matters to a Vote of Security Holders                9

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10


Exhibit 23.1 - Consent of Independent Certified Public Accountants           11


This filing includes Exhibit 23.1 - Consent of Independent Certified Public Accountants for the inclusion by reference to two (2) separate Form S-8 Registration Statements which were filed prior to this amendment and remain open on behalf of the Company.



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


Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibit 23.1 - Consent of Independent Certified Public Accountants
   Exhibit 27 - Financial Data Schedule
   Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    North American Resorts, Inc.


July    24   , 2000                              /s/ Benjamin E. Traub
     --------                              -------------------------------------
                                                               Benjamin E. Traub
                                                          President and Director

July    24   , 2000                               /s/ Ellen Luthy
     --------                              -------------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director