Form 10QSB/A
period 2000-06-30
NORTH AMERICAN RESORTS INC
filed 2000-07-25
CIK 1000686

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

                          North American Resorts, Inc.

                Form 10-QSB/A for the Quarter ended June 30, 2000

                                Table of Contents

                                                                         Page
                                                                         ----

Part I - Financial Information

  Item 1   Financial Statements                                            3

  Item 2   Management's Discussion and Analysis or Plan of Operation      11


Part II - Other Information

  Item 1   Legal Proceedings                                              12

  Item 2   Changes in Securities                                          12

  Item 3   Defaults Upon Senior Securities                                13

  Item 4   Submission of Matters to a Vote of Security Holders            13

  Item 5   Other Information                                              13

  Item 6   Exhibits and Reports on Form 8-K                               13


Signatures                                                                13


Exhibit 23.1 - Consent of Independent Certified Public Accountants        14


This filing includes Exhibit 23.1 - Consent of Independent Certified Public Accountants for the inclusion by reference to two (2) separate Form S-8 Registration Statements which were filed prior to this document and remain open on behalf of the Company.

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

                                                    North American Resorts, Inc.


July    24   , 2000                                       /s/ Benjamin E. Traub
     --------                                  ---------------------------------
                                                               Benjamin E. Traub
                                                          President and Director

July    24   , 2000                                        /s/ Ellen Luthy
     --------                                  ---------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director