Form 10QSB
period 2000-09-30
IMMULABS CORP
filed 2000-11-14
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------- ACT OF 1934

                For the quarterly period ended September 30, 2000

          TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE EXCHANGE ACT OF 1934
---------

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-26760
                                                 -------

                              Immulabs Corporation

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


   North American Resorts, Inc., 15945 Quality Trail North, Scandia, MN 55073
   --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
         November 13,  2000:  39,747,928
         -------------------------------

Transitional Small Business Disclosure Format (check one):   YES      NO  X
                                                                 ----    ----

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                           Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   15

  Item 4   Submission of Matters to a Vote of Security Holders               15

  Item 5   Other Information                                                 15

  Item 6   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   15

Exhibit 23.1 - Consent of Independent Certified Public Accountants           16

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report

Board of Directors and Shareholders
Immulabs Corporation

    (formerly North American Resorts, Inc.)

We have reviewed the accompanying balance sheets of Immulabs Corporation (formerly North American Resorts, Inc.) (a Colorado corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
November 7, 2000


(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com





                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                                           September 30,  September 30,
                                                               2000           1999
                                                            -----------    -----------
                                     ASSETS
                                    --------

Current Assets

   Cash on hand and in bank                                 $    32,065    $      --
                                                            -----------    -----------
     Total current assets                                        32,065           --
                                                            -----------    -----------

Other Assets

   Organization costs, net of accumulated amortization
     of $11,330 and $10,197, respectively                          --            1,133
                                                            -----------    -----------
     Total other assets                                            --            1,133
                                                            -----------    -----------

Total Assets                                                $    32,065    $     1,133
                                                            ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities

   Accounts payable

     Trade                                                  $      --      $      --
     Affiliates                                                  50,000           --
                                                            -----------    -----------

     Total current liabilities                                   50,000           --
                                                            -----------    -----------


Commitments and Contingencies

Shareholders' Equity Preferred stock - No par value

     50,000,000 shares authorized; -0- and 482,815
     shares issued and outstanding, respectively                   --        1,741,583
   Common stock - $0.001 par value
     300,000,000 shares authorized; 39,747,928 and
     415,260 issued and outstanding, respectively                39,748            415
   Additional paid-in capital                                 7,331,467      3,723,116
   Accumulated deficit                                       (7,389,150)    (5,193,981)
                                                            -----------    -----------

     Total shareholders' equity                                 (17,935)         1,133
                                                            -----------    -----------

Total Liabilities and Shareholders' Equity                  $    32,065    $     1,133
                                                            ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)
                          Statements of Operations and
                       Comprehensive Income Nine and Three
                    months ended September 30, 2000 and 1999

                                   (Unaudited)

                                              Nine months     Nine months     Three months    Three months
                                                 ended           ended           ended           ended
                                             September 30,    September 30,   September 30,   September30,
                                                 2000             1999            2000            1999
                                             ------------    -------------   ------------    ------------

Revenues                                     $       --      $        --     $       --      $       --
                                             ------------    -------------   ------------    ------------

Expenses

   Professional fees                            1,010,538             --          921,938            --
   General and administrative costs                89,748             --           89,748            --
   Management fees paid
     to an affiliate                              150,000             --          150,000            --
   Restructuring and reorganization costs          75,000             --             --              --
   Amortization of organization costs                 567            1,699           --               566
   Compensation expense for issuances
     of common stock at less than
     "fair value"                                 943,750             --          300,000            --
                                             ------------    -------------   ------------    ------------

   Total expenses                               2,194,603            1,699      1,461,686             566
                                             ------------    -------------   ------------    ------------

Loss from continuing operations
   before income taxes                         (2,194,603)          (1,699)    (1,461,686)           (566)

Provision for income taxes                           --               --             --              --
                                             ------------    -------------   ------------    ------------

Net Loss                                       (2,194,603)          (1,699)    (1,461,686)           (566)

Other comprehensive income                           --               --             --              --
                                             ------------    -------------   ------------    ------------

Comprehensive Loss                           $ (2,194,603)   $      (1,699)  $ (1,461,686)   $       (566)
                                             ============    =============   ============    ============

Loss per weighted-average
   share of common stock
   outstanding, calculated
   on Net Loss                               $      (0.12)   nil             $      (0.04)            nil
                                             ============    =============   ============    ============

Weighted-average number of shares
   of common stock outstanding                 17,872,833          415,260     39,175,793         415,260
                                             ============    =============   ============    ============





                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,    September 30,
                                                                2000             1999
                                                            ------------     ------------
Cash Flows from Operating Activities

   Net loss                                                $(2,194,603)      $    (1,699)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                               567             1,699
       Compensation expense for issuances of
         common stock at less than "fair value"                943,750              --
       Common stock issued for consulting expenses           1,007,350              --
       Increase in Accounts Payable - Affiliate                 50,000              --
                                                          ------------       ------------

   Net cash used in operating activities                      (192,936)             --
                                                          ------------       ------------


Cash Flows from Investing Activities                              --                --
                                                          -------------      ------------


Cash Flows from Financing Activities

   Proceeds from sale of common stock                          225,001              --
                                                          ------------       ------------

   Net cash provided by financing activities                   225,001              --
                                                          ------------       ------------

Increase (Decrease) in Cash                                     32,065              --

Cash at beginning of period                                       --                --
                                                          ------------       ------------

Cash at end of period                                     $     32,065       $      --
                                                          ============       ============

Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                         $          -      $       --
                                                          ============      =============
     Income taxes for the period                          $          -      $       --
                                                          ============      =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

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

Effective September 1, 2000, as filed with the State of Colorado on June 30, 2000, the Company changed its corporate name to Immulabs Corporation.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained in a Form 10-KSB as filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual audited financial statements contained elsewhere in this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                    Notes to Financial Statements - Continued

Note 2 - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000, the Company has no outstanding warrants and 169,318 options issued and outstanding. The Company's outstanding stock options are considered to be anti-dilutive due to the Company's net operating loss position at September 30, 2000.

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

On March 21, 2000, subsequent to the second anniversary date of the last issuance of preferred stock, the Company converted 100.0% of the issued and outstanding preferred stock into 482,815 pre-reverse split shares (485 post-reverse split shares, as rounded for fractions, 1,940 post-forward split shares) of restricted, unregistered common stock.

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

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                    Notes to Financial Statements - Continued

Note 4 - Common Stock Transactions - Continued

Further,  on November 2, 2000, the Company's Board of Directors  effected a four
(4) for one (1) forward split of the Company's common stock. The effect of this forward stock split are reflected in the accompanying financial statements as of the first day of the first period presented.

On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 2,000,000 pre-reverse split shares (2,000 post-reverse split shares; 8,000 post-forward split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated average quoted market price of approximately $0.0136 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.0068 per share, or approximately $13,600 in total, as the "fair value" of this transaction.

On May 30, 2000, the Company entered into a Stock Acquisition Agreement with an unrelated individual and/or entity controlled by the individual for the purchase of 9,500,000 post-reverse split shares (38.000.000 post-forward split shares) of restricted, unregistered common stock for total proceeds of $75,000. At the date of this transaction, the "fair value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock. The difference of approximately $43,750 was charged to operations as compensation expense for issuances of common stock at less than "fair value".

Note 5 - Stock Options

On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 700,000 post-reverse split shares (2,800,000 post- forward split shares) of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan (2000 NQPlan). As stated in the 2000 NQPlan document, "This [2000 NQPlan is] for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company." The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock Option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan.

On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 800,000 post-reverse split shares (3,200,000 post- forward split shares) of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan (2000 QPlan). As stated in the 2000 QPlan document, "This [2000 QPlan] is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ." Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the (i) par value of the Company's Common Stock or (ii) the fair market value of the Company's Stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date.




                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                    Notes to Financial Statements - Continued

Note 5 - Stock Options - Continued

On June 30, 2000, the Company granted options to purchase 150,000 post-reverse split shares (600,000 post- forward split shares) of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to an individual providing acquisition and merger consulting services. The individual immediately exercised 100,000 (400,000 post-forward split) of these options and the remaining 50,000 (200,000 post-forward split) options on July 6, 2000. The quoted market price of the Company's stock at the date of each respective exercise was approximately $7.00. The $900,000 difference between the exercise price and the market price of the Company's stock on the exercise date(s) was charged to operations as compensation expense for issuances of common stock at less than "fair value".

On August 31, 2000, the Company granted options to purchase a total of 300,000 shares (1,200,000 post-forward split) of common stock at an exercise price of $5.50 per share under the 2000 NQPlan (100,000 shares) and the 2000 QPlan
(200,000  shares) to the Company's then President and Chief  Executive  Officer.
The President exercised 180,682 shares (722,728 post-forward split) on September
11, 2000. The exercise price was not below the quoted market price of the shares on the exercise date and no charge to operations was recognized for issuances of common stock at less than "fair value".

The following table summarizes all options, as adjusted for the November 2, 2000 forward split, granted through September 30, 2000:

        Options        Options         Options           Options         Exercise price
        granted       exercised      terminated         outstanding         per share
    --------------  -------------- --------------     --------------     --------------

        800,000        600,000            --              200,000        $0.25 per share
      1,200,000        722,728            --              477,272       $1.375 per share
      ---------      ---------      ---------           ---------

      2,000,000      1,322,728            --              677,272
      =========      =========      =========           =========

The weighted average exercise price of all issued and outstanding options at September 30, 2000 was approximately $0.93 per share, as adjusted for the forward split.

Note 6 - Related Party Transactions

In October 1999, in connection with a Stock Acquisition Agreement, the Company agreed to issue 300,000 post- reverse split shares of restricted, unregistered common stock in April 2000 to the Company's former corporate attorney for services rendered in connection with the Stock Acquisition Agreement. This obligation was satisfied on behalf of the Company by the Company's then
President  and Chief  Executive  Officer  with the  transfer  of 300,000  shares
(1,200,000 post-forward split) of the Company's common stock owned by the Company's President and Chief Executive Officer. The Company recognized a charge to operations of approximately $993,570 for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of settlement and the Company's President and Chief Executive Officer was given credit for this payment against the amount due from the President on the exercise of options to purchase 180,682 shares
(722,728 post-forward split) of stock.


                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                    Notes to Financial Statements - Continued

Note 7 - Commitments

The Company has executed a management agreement with an entity owned and controlled by the Company's former President at the amount of $50,000 (US Dollars), plus reasonable expenses, per month, effective July 1, 2000. This amount represents a management fee payable for the management of the company's affairs including: facilitating and advising on the acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational services. As of September 30, 2000, approximately $150,000 has been paid or accrued under this agreement.

Note 8 - Subsequent Events

On October 17, 2000, the Company granted options to purchase a total of 100,000 shares (400,000 post-forward split) of common stock at an exercise price of $5.00 per share under the 2000 NQPlan to an individual providing marketing, acquisition and merger consulting services. On October 27, 2000, a total of 20,000 shares (80,000 post- forward split) of common stock were exercised. On November 3, 2000, a total of 5,000 shares (20,000 post- forward split) of common stock were exercised.

On October 26, 2000, the Company granted options to purchase a total of 100,000 shares (400,000 post-forward split) of common stock at an exercise price of $11.25 per share under the 2000 QPlan to an individual providing acquisition and merger consulting services. This individual subsequently, on November 1, 2000, became the Company's President and Chief Executive Officer. None of these options have been exercised.

On October 31, 2000, the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder in he Company, whereby he Company obtained, via the Assignment Agreement, the exclusive right to acquire Quest Research Group Inc. of Boston, MA and its various technologies. The Company is obligated to pay a minimum of $4,500 per month to Quest in connection with this option.

On November 3, 2000, the Company granted an option to purchase an aggregate 40,000 shares (post-forward split) to four (4) individuals, two being Directors of the Company, on being an Director and Officer of the Company and one being affiliated with Cyclone Financing Group, Inc., an affiliate of the Company, at an exercise price of $2.50 per share. None of these options have been exercised.

                (Remainder of this page left blank intentionally)

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

Effective September 1, 2000, as filed with the State of Colorado on June 30, 2000, the Company changed its corporate name to Immulabs Corporation.

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

As of September 30, 2000, the Company has received approximately $225,000 in cash from the exercise of granted stock options and/or the sale of common stock under a private placement agreement. While this sum is anticipated to meet the immediate liquidity needs of the Company, management recognizes that additional funds through additional private sales of Company stock, capital contributions from existing significant shareholders and/or loans from existing significant shareholders will be required. However, there can be no assurance that the Company will be able to obtain additional funds to support the Company's liquidity requirements or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Since September 30, 2000, the Company has received an additional $125,000 in cash proceeds from the exercise of granted stock options.

Further, the Company executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity owned and controlled by the Company's former President, at the amount of $50,000 (US Dollars), plus reasonable expenses, per month, effective July 5, 2000. This amount represents a management fee payable for the management of the company's affairs including: facilitating and advising on the acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational services.

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

       On June 30, 2000, the Company granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to Bruce Deildal, an individual. At the date of the option grant and exercise, Mr. Deildal was providing acquisition and merger consulting services to the Company. On November 1, 2000, Mr.Deildal became the Company's President and Chief Executive Officer. Mr. Deildal immediately exercised 100,000 of these options and the remaining 50,000 options on July 6, 2000. The quoted market price of the Company's stock at the date of each respective exercise was approximately $7.00. The $900,000 difference between the exercise price and the market price of the Company's stock on the exercise date(s) was charged to operations as compensation expense for issuances of common stock at less than "fair value".

       On August 31, 2000, the Company granted options to purchase a total of 300,000 shares (1,200,000 post- forward split) of common stock at an exercise price of $5.50 per share under the 2000 NQPlan (100,000 shares) and the 2000 QPlan (200,000 shares) to Benjamin Traub, the Company's then President and Chief Operating Officer. Mr. Traub exercised 180,682 shares (722,728 post-forward split) on September 11, 2000. The exercise price was below the quoted market price of the shares on the exercise date and no charge to operations was recognized for issuances of common stock at less than "fair value".

       On October 17, 2000, the Company granted options to purchase a total of 100,000 shares (400,000 post- forward split) of common stock at an exercise price of $5.00 per share under the 2000 NQPlan to Bart Deildal, an individual providing marketing, acquisition and merger consulting services. On October 27, 2000, options to purchase 20,000 shares (80,000 post-reverse split shares) of common stock were exercised.

       On October 26, 2000, the Company granted options to purchase a total of 100,000 shares (400,000 post- forward split) of common stock at an exercise price of $11.25 per share under the 2000 QPlan to Bruce Deildal, an individual. At the date of the option grant, Mr. Deildal was providing acquisition and merger consulting services to the Company. On November 1, 2000, Mr. Deildal became the Company's President and Chief Executive Officer. None of these options have been exercised.

       On November 3, 2000, the Company granted an option to purchase an aggregate 40,000 shares (post- forward split) to four (4) individuals, two being Directors of the Company, on being an Director and Officer of the Company and one being affiliated with Cyclone Financing Group, Inc., an affiliate of the Company, at an exercise price of $2.50 per share. None of these options have been exercised.

       CHANGE IN CONTROL - On October 23, 2000, Benjamin Traub, then a majority shareholder of the Company, on his own behalf and as agent for certain selling shareholders, sold to Aggressive American Capital Partners Inc. (Aggressive), a Nevada company which is 98% owned by Bruce Deildal, 7,985,000 shares (31,940,000 post-forward split shares) of common stock in the Company pursuant to a Stock Acquisition Agreement, for cash consideration of $67,894.63, paid from working capital funds of Aggressive. The 7,985,000 shares (31,940,000 post-forward split) represents approximately 80.36% of the total issued shares of the Company (39,747,928 post-forward split shares). Aggressive does not hold any further shares. Mr. Deildal personally holds 48,700 further shares of common stock in the Company. Mr. Traub's address is 240-11948 207th Street, Maple Ridge, British Columbia, Canada V2X 1X7. Mr. Deildal's address is 144 West 14th St. North Vancouver, British Columbia, Canada V7M 1P1. The Address of Aggressive is 1475 Terminal Way, Suite E, Reno, Nevada, 89502-3225.

       FORWARD STOCK SPLIT - On October 24, 2000, the Board of Directors of the Company approved a four-for-one forward split of the issued shares of common stock of the Company believing the forward split to be in the best interests of the Company. The forward stock split had a record date of October 31, 2000 and was effective on November 2, 2000. The forward stock split was completed on November 2, 2000. The effect of this forward stock split is reflected in the accompanying financial statements as of the first day of the first period presented.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company held a special meeting of shareholders on August 28, 2000. The following items were presented for a vote of the shareholders:

       Change in Corporate Name             For:  7,450,000          Against:  0

       Amending the Corporate
       By-Laws to provide for up
       to ten (10) Directors:               For:  7,450,000          Against:  0

       Approval of the Company's
       Stock Option Plans                   For:  7,450,000          Against:  0

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 23.1 - Consent of Independent Certified Public Accountants
       Exhibit 27 - Financial Data Schedule

       Reports on Form 8-K

           October 23, 2000 - Report disclosing Change in Control
           October 31, 2000 - Report disclosing the execution of an Assignment Agreement for the rights to acquire Quest Research Group, Inc.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Immulabs Corporation

November   13   , 2000                                  /s/ Bruce Deildal
         ------                               ----------------------------------
                                                                   Bruce Deildal
                                                          President and Director

November   13   , 2000                                  /s/ Ellen Luthy
         ------                               ----------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director

                                  EXHIBIT 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to incorporation by reference in the Registration Statements on Form S-8 (File No. 333-40592) for The North American Resorts, Inc. 2000 Qualified Stock Option Plan and Form S-8 (File No. 333-40594) for The North American Resorts, Inc. 2000 Nonqualified Stock Option Plan of our accompanying report in Form 10-QSB dated November 7, 2000, relating to the balance sheets of Immulabs Corporation (formerly North American Resorts, Inc.) as of September 30, 2000 and 1999 and the related statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999, respectively.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
November 7, 2000