Form 10KSB
period 2000-12-31
IMMULABS CORP
filed 2001-04-02
CIK 1000686

IMMULABS CORP

                            Filing Type:  10KSB
                            Description:  Annual Report
                            Filing Date:  March 29, 2001
                             Period End:  Dec 31, 2000

                       Primary Exchange:  Over the Counter Bulletin Board
                                 Ticker:  IMLB

                                Table of Contents

- --------------------------------------------------------------------------------

                                      10KSB

ITEM 1.........................................................................3
ITEM 2.........................................................................4
ITEM 3.........................................................................4
ITEM 4.........................................................................5
ITEM 5.........................................................................5
ITEM 6.........................................................................8
Table1.........................................................................7
ITEM 7........................................................................11
ITEM 8........................................................................12
ITEM 9........................................................................12
ITEM 10.......................................................................13
ITEM 11.......................................................................14
ITEM 12.......................................................................14
Table2........................................................................
Balance Sheet................................................................F-2
Income Statement.............................................................F-3
Table6........................................................................
Cash Flow Statement..........................................................F-4
Table8........................................................................

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark one)

    XX          ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d) OF THE  SECURITIES
- --------------  EXCHANGE  ACT OF 1934
(Fee  required)           For the fiscal year ended December 31, 2000
                                                    -----------------

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
- --------------- OF 1934

For the transition period from ______________ to _____________

                         Commission File Number: 0-26760
                                                 -------

                              IMMULABS CORPORATION
                   (Formerly NORTH AMERICAN RESORTS, INC.)
          Colorado                                              84-1286065
- --------------------------                            --------------------------
 (State of incorporation)                              (IRS Employer ID Number)

             2nd Floor - 827 W. Pender St., Vancouver, B.C. Canada V6C 3G8
             -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (888)763-6547
                                 --------------
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Exchange Act Title of each class Name of each exchange on which registered

      Common Stock                               NASDAQ EXCHANGE - OTCBB
      ------------                               ---------------
       39,163,928

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

State issuer's revenues for its most recent year. (0)
                                                  ---
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 15, 2001 7,009,461

The average bid and asked price of the Company's stock as of February 6, 2001 was $0.844.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 15, 2001 39,302,261 common stock.

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                          PAGE
- -----------                                                          ----

PART 1

1.  Description of Business                                             3

2.  Description of Property                                             4

3.  Legal Proceedings                                                   4

4.  Submission of matters to a Vote of Shareholders                     5

PART 11

5.  Market for Company's Common Stock
    and Related Stockholder Matters                                     5

6.  Management's Discussion and Analysis
    or Plan of Operation                                                8

7.  Financial Statements                                               11

8.  Changes In and Disagreements with Accountants on
    Accounting and Financial Disclosure                                12

PART III

9.  Directors, Executive Officers and Control Persons;
    Compliance with Section 16(a) of the Exchange Act.                 12

10. Executive Compensation                                             13

11. Security Ownership of Certain Beneficial
    Owners and Management                                              14

12. Certain Relationships and Related Transactions                     14

13. Exhibits, Financial Statements, and Reports on Form 8-K            15

Signatures                                                             17

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

ITEM 1 - BUSINESS

(1) General:

         Immulabs Corp. was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., and in 1995 to North American Resorts, Inc. Effective September 1, 2000, as filed with the Secretary of State of Colorado, the Company changed its name to Immulabs Corporation.

         On May 30, 2000, the Company entered into a Stock Acquisition Agreement with the previous majority shareholder for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock, for total proceeds of $75,000. At the date of this transaction, the "fair market value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock.

         On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 2,000,000 pre-reverse split shares (8,000 post-reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney was responsible for securing the
Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitating the filing of all delinquent reports with the US Securities and Exchange Commission and evaluating potential private companies for either merger or acquisition.

         To date, the Company's primary area of activity has been in the biotechnology arena, whereby the company has been engaged in seeking to acquire and commercialize discoveries involving the immune system. The Company's mission over the past year has been primarily to acquire revolutionary BioTech/BioMed technologies that are near market readiness and to develop those technologies for global commercialization. To this end, in November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of the company itself. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company sought to commercialize.

         The first technology is the NTAssayTM - a new bioassay procedure that affords researchers the ability to harvest human oral neutrophils (white cells essential to the human immune system) and keep them in a living, viable state outside the body. Researchers may then test the effects that toxins or pollutants have on this vital part of the immune system without having to introduce toxins or pollutants into a living body. Immulabs believes that interest in the NTAssay(TM) will be worldwide.

         The second technology was developed through research incorporating the NTAssay(TM). Using the NTAssay(TM), Quest Research found that the smoke from just one cigarette severely and permanently damages white cells and thus, degrades the immune system. While it was common knowledge that cigarette smoke is dangerous and damaging, it was not commonly known that the smoke can also directly impair the body's ability to fight disease.

         With this knowledge and again using the NTAssay(TM), Quest developed an improved cigarette filter that was able to selectively remove the toxic ingredients in cigarette smoke responsible for this white cell destruction. White cells exposed to normal cigarette smoke from all brands tested, filtered or not, were devastated. But exposure to smoke filtered by the improved filter (named the Sensi Filter(TM)) left the exposed white cells viable and functioning normally.

         With the exclusive rights to acquire secured, the Company had been performing its due diligence pursuant to its option contract with Quest in order to evaluate the technology and develop its commercialization strategy. However, Quest informed the Company in February, 2001 that it takes issue with the Company's performance under the present option agreement and wishes to terminate the same. In its legal review of this matter, the Company has discovered other resulting legal issues related to the position which the Company plans to advance in this regard, and has contacted Quest to seek mediation or arbitration as provided for in the option agreement. The Company is waiting for a formal reply in this regard from Quest. However, it appears that Quest continues to be desirous of a repudiation/cancellation of the contract.

         In furtherance of its emphasis on health and wellness, the company has recently begun considering and evaluating potential opportunities in the area of improved lifestyles for the aging population. In particular, it has directed its focus to the assisted living facilities industry, and the possibility it sees therein for integration of its concepts of improvement of health and quality of life. No final decisions in this respect have been made as of the time of this writing.

ITEM 2 - PROPERTY

       The Company owns no property as of December 31, 2000; it maintains headquarters and executive offices at 827 W. Pender St., 2nd Floor, Vancouver, BC, Canada V6C 3G8 (within the leased offices of it's management company). Rent is incorporated in the monthly management fee paid.

ITEM 3 - LEGAL PROCEEDINGS:

         To the best of the knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal Proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

The Company's only pending legal matter is that it is currently pursuing an arbitration or mediation action, pursuant to contract, to resolve the option agreement dispute with Quest Research Group Inc. of Boston, Mass. Quest Research Group Inc. informed the Company in February, 2001 that it takes issue with the Company's performance under the present option agreement and wishes to terminate the same. In its legal review of this matter, the Company has discovered other resulting legal issues related to the position which the Company plans to advance, and has contacted Quest to seek mediation or arbitration as provided for in the option agreement. The Company is waiting for a formal reply in this regard from Quest.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put forward to shareholder vote during the last quarter of the year. The following matters occurred during the year: (1) On March 20, 2000, at an Annual Meeting of Shareholders, duly held and called, the Shareholders adopted the following Resolutions:

         1. Amended the Article IV of the Articles of Incorporation to increase the authorized capital stock of the Company to 300,000,000 shares of common stock.
         2. Authorized a Reverse Split of the Company's common stock, consisting of 103,293,967 then outstanding, at such ration as may be determined by the Board of Directors.
         3. Elected the following Directors: Gregory Johnson, Robert Heidmann and Paula Nichols.
         4. Ratified and approved the actions of the Board of Directors to the date of the meeting.

(2) On August 28, 2000 the Company held a Special Meeting of Shareholders and the following resolutions were adopted:

1. Amended the Articles of Incorporation of the Company to change the name of the Company from North American Resorts, Inc. to Immulabs Corporation.
2. Amended the Articles of Incorporation of the Company to provide for a number of Directors between one and ten, such new Directors to be added at the discretion of the current Board of Directors and subject to later approval by the shareholders at an Annual Meeting of the Corporation, if such approval is requested by Shareholders.
3. Approve the Company's Qualified and Non-Qualified Stock Option Plans which provide, in the aggregate, for up to 1,500,000 shares of Common Stock.

PART 11

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

         The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 39,161,428 shares issued and outstanding as of December 31, 2000. There are currently issued and outstanding 39,302,261 shares of common stock, as of March 15, 2001.

         There are 50,000,000 authorized shares of Preferred stock of no par value and no such issued and outstanding preferred shares at December 31, 2000. At the beginning of the year, 482,815 shares of Preferred stock were issued and outstanding.

         These shares were originally convertible, for two years from date of issue, into shares of common stock at the ratio of one (10) shares of common stock for each share of Preferred. The conversion period of these shares expired and they were converted to common stock at the ratio of one (1) shares of common for each share of Preferred.

As at December 31, 2000 there are no outstanding warrants.


As at December 31, 2000 there were 1,217,272 outstanding options per the table below:

- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
Options      Grant    Exercise Exercise Exercise Exercise Proceeds Pre-split Post-Split
Holder       Date     Number   Price(1) Date     Number            Balance   Balance
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------

B. Deildal   6/30/00  150,000  $ 1.00   6/30,7/6 150,000  $150,000       0         0
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
B. Traub      8/31/00 300,000  $ 5.50   9/11/00  180,682  (2)      119,318     477,272
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
Bart Deildal 10/17/00 100,000  $ 5.00   10/27     20,000  $100,000  80,000     320,000
                                        11/2      20,000  $ 25,000             300,000
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
B.Deildal    10/26/00 100,000  $11.25                  0           100,000     400,000
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
R.Monson     11/3/00  10,000   $ 2.50                  0            10,000      40,000
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
W. Gacsi     11/3/00  10,000   $ 2.50                  0            10,000      40,000
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
E. Luthy     11/3/00  10,000   $ 2.50                  0            10,000      40,000
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
P. Ferronato 11/3/00  10,000   $ 2.50                  0            10,000      40,000
                                                                               -------
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------
Total                                                                        1,217,272
- ------------ -------- -------- -------- -------- -------- -------- --------- ----------

(1) Option grants dated before November 1,2000 are reported at pre-split prices. Subsequent to the year end, on January 23, 2001, all qualified and non-qualified stock options were reprised to $0.80 & $0.75 respectively.

(2) The Company's debt to Mr. Traub ($993,750) was retired by way of Mr. Traub exercising stock options.

The Registrant's common stock currently trades on the Over-The-Counter ("OTC") Bulletin Board under the trading symbol IMLB. It had traded on the OTC Bulletin Board under the trading symbol NIAR until February 2000, when it was placed on the "Pink Sheets" listing for failure to make the necessary SEC filings in a timely manner. Upon completion of the SEC filings, the Company was reinstated for trading on the OTC Bulletin Board during May, 2000 under the trading symbol NIAR and then later the symbol was changed to NARI.

The following tables sets forth the range of high and low closing bid prices for the common stock for the periods as reported by Big Charts.com Historical Quotes.

                                            Common Stock

Calendar Year 2000                          Low               High
- ------------------                          ---               ----
First Quarter                               $0.005            $0.025
Second Quarter                              $0.0156           $8.50
Third Quarter                               $4.75             $8.50
Fourth Quarter*                             $1.125            $2.906

Calendar year 1999                          Low               High
- ------------------                          ---               ----
First Quarter                               $0.007            $0.016
Second Quarter                              $0.019            $0.17
Third Quarter                               $0.008            $0.008
Fourth Quarter                              $0.004            $0.004

*Post 4 for 1 forward stock split November 2, 2000

COMMON STOCK

Each outstanding share of common stock is fully paid and non-assessable, and the holders thereof are entitled to one vote per share at all meetings of shareholders. All shares are equal to each other with regard to liquidation rights and dividends. The Articles of Incorporation of the Registrant do not include preemptive rights to purchase any additional shares of common stock and do not provide for cumulative voting in the election of directors. In the event of liquidation, dissolution or winding up of the Registrant, holders of common stock will be entitled to receive on a pro rata basis all of the assets of the Registrant after satisfaction of all liabilities, subject to the rights of holders of Preferred stock.

PREFERRED STOCK

As of December 31, 2000 there were no shares of Preferred stock issued and outstanding. During the year,482,815 shares of Preferred stock were converted to common stock on the books of the Company, under the terms and conditions applicable to said Preferred stock.

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Registrant, out of funds legally available therefor. No dividend has been paid on common stock since inception, and none is contemplated in the foreseeable future.

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc., of 14675 Midway Road, Suite 221, Dallas, Texas 75244.


SALES OF SECURITIES:

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

On May 30, 2000, the Company entered into a Stock Acquisition Agreement with an unrelated individual and/or entity controlled by the individual for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $75,000. The $75,000 raised was determined to be fair market value because, typical in a private placement, the small discounted price was negotiated well in advance of shares being issued. Therefore no charge was required to be booked to compensation expense.

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

On June 30, 2000, the Company granted non-qualified options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to Bruce Deildal, an individual. At the date of the option grant and exercise, Mr. Deildal was providing acquisition and merger consulting services to the Company. Mr. Deildal immediately exercised 100,000 of these options and the remaining 50,000 options on July 6, 2000. The quoted market price of the Company's stock at the date of each respective exercise was approximately $7.00. The difference between the exercise price and the market price of the Company's stock on the exercise date(s) was charged to operations as compensation expense for issuances of common stock at less than "fair value". (On November 1, 2000, Mr.Deildal became the Company's President and Chief Executive Officer.)

On August 31, 2000, the Company granted options to purchase a total of 300,000 shares (1,200,000 post-forward split) of common stock at an exercise price of $5.50 per share under the 2000 NQPlan (100,000 shares) and the 2000 QPlan (200,000 shares) to Benjamin Traub, the Company's then President and Chief Operating Officer. Mr. Traub exercised 180,682 shares (722,728 post-forward split) on September 11, 2000. The exercise price was above the quoted market price of the shares on the exercise date and no charge to operations was recognized for issuances of common stock at less than "fair value".

On October 17, 2000, the Company granted non-qualified options to purchase a total of 100,000 shares (400,000 post-forward split) of common stock at an exercise price of $5.00 ($1.25 post-split) per share under the 2000 NQPlan to Bart Deildal, an individual providing marketing, acquisition and merger consulting services. On October 27, 2000, options to purchase 20,000 shares (80,000 post-reverse split shares) of common stock were exercised for $100,000 proceeds to the Company. On November 3, 2001, options to purchase 20,000 post-split shares were exercised for $25,000 proceeds to the Company. On January 23, 2001 the remaining options were reprised at $0.75.

On October 26, 2000, the Company granted qualified options to purchase a total of 100,000 shares (400,000 post-forward split) of common stock at an exercise price of $11.25 per share under the 2000 QPlan to Bruce Deildal, an individual. At the date of the option grant, Mr. Deildal was providing acquisition and merger consulting services to the Company. On November 1, 2000, Mr. Deildal became the Company's President and Chief Executive Officer. None of these options have been exercised. On January 23, 2001 these options were reprised to $0.80.

On November 2, 2000 the Company effected a 4 for 1 forward split for those shareholders of record on October 31,2000. On November 3, 2000, the Company granted non-qualified options, totaling 40,000 options, to purchase 10,000 shares (post-forward split) to four (4) individuals, two being Directors of the Company, one being an Director and Officer of the Company and one being affiliated with Cyclone Financing Group, Inc., an affiliate of the Company, at an exercise price of $2.50 per share. None of these options have been exercised. On January 23, 2001 these options were reprised to $0.75.

From October 27 to November 30, 2000 the Company issued a total of 120,000 restricted common shares to Meegan Capital Group for consulting services.

On November 2, 2000 the company issued 300,000 restricted common shares to a group, controlled by the former lawyer, Milt Price, who returned to Treasury 300,000 restricted shares on October 30, 2000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company's primary area of activity has been in the biotechnology arena, whereby the company has been engaged in seeking to acquire and commercialize discoveries involving the immune system. The Company's mission over the past year has been primarily to acquire revolutionary BioTech/BioMed technologies that are near market readiness and to develop those technologies for global commercialization. To this end, in November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of the company itself. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company sought to commercialize.

         The first technology is the NTAssayTM - a new bioassay procedure that affords researchers the ability to harvest human oral neutrophils (white cells essential to the human immune system) and keep them in a living, viable state outside the body. Researchers may then test the effects that toxins or pollutants have on this vital part of the immune system without having to introduce toxins or pollutants into a living body. Immulabs believes that interest in the NTAssay(TM) will be worldwide.

         The second technology was developed through research incorporating the NTAssay(TM). Using the NTAssay(TM), Quest Research found that the smoke from just one cigarette severely and permanently damages white cells and thus, degrades the immune system. While it was common knowledge that cigarette smoke is dangerous and damaging, it was not commonly known that the smoke can also directly impair the body's ability to fight disease.

         With this knowledge and again using the NTAssay(TM), Quest developed an improved cigarette filter that able to selectively remove the toxic ingredients in cigarette smoke that are responsible for this white cell destruction. White cells exposed to normal cigarette smoke from all brands tested, filtered or not, were devastated. But exposure to smoke filtered by the improved filter (named the Sensi Filter(TM)) left the exposed white cells viable and functioning normally.

         With the exclusive rights to acquire secured, the Company had been performing its due diligence pursuant to its option contract with Quest in order to evaluate the technology and develop its commercialization strategy. However, Quest informed the Company in February, 2001 that it takes issue with the Company's performance under the present option agreement and wishes to terminate the same. In its legal review of this matter, the Company has discovered other resulting legal issues related to the position which the Company plans to advance in this regard, and has contacted Quest to seek mediation or arbitration as provided for in the option agreement. The Company is waiting for a formal reply in this regard from Quest. However, it appears that Quest continues to be desirous of a repudiation/cancellation of the contract.

         In the event the mediation or arbitration provisions of the Company's option agreement are enforced, and through the dispute resolution mechanism it is determined that the Company is entitled to have the option contract upheld, with sufficient further time for the Company to exercise, then the Company will continue to maintain its option to acquire an initial 50% of Quest and its products for $1,600,000.00, and a further option to acquire the balance of Quest and its products for $175,000,000, each within a set time limit. Being options, the exercise of these provisions will be available to, but not required of, the Company. If the Company determines that it wishes to complete the Quest acquisition, these amounts will be required within the prescribed times. In the interim, the Company will be obligated to continue its due diligence efforts with respect to Quest. It is through such due diligence efforts that the Company learned of certain information that affects its position with regard to Quest. Quest, meanwhile, has asserted that the Company failed to take the required steps to exercise in the time allowed.

         In furtherance of its emphasis on health and wellness, the Company has recently begun considering and evaluating potential opportunities in the area of improved lifestyles for the aging population. In particular, it has directed its focus to the assisted living facilities industry, and the possibility it sees therein for integration of its concepts of improvement of health and quality of life. No final decisions in this respect have been made as of the time of this writing.

Other than the above-noted, the Company has no operating assets and has no other business opportunities or ventures under contemplation for acquisition. However, in the above-noted industries, the Company does propose to investigate new potential opportunities in the form of businesses, investors or entrepreneurs, with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Registrant may also seek to acquire established businesses or revenue-generating properties which are available for purchase or joint-venture. These may include ones which are experiencing financial or operational difficulties and are in need of the limited additional capital the Registrant could provide.

The Registrant anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Registrant (Immulabs
Corporation); however, management from the acquired entity will in all likelihood operate the Registrant. There is, however, a remote possibility that the Registrant may seek to acquire and operate an ongoing business, in which case the existing management might also be retained.

Due to the absence of capital available for investment by the Registrant, the types of businesses seeking to be acquired by the Registrant will no doubt be smaller businesses. In light of the downturn in the current market for publicly-traded securities as a whole, the Company will , if possible on terms favorable to the Company, likely give priority to businesses with a reduced risk profile and increased security for investors. In all likelihood, chosen business opportunities will involve the acquisition of or merger with corporation(s) which do not need additional cash but which desire to establish a public trading market for its Common Stock. Accordingly, the Registrant's ability to acquire any business of substance may be extremely limited.

It is the intent of the current management to continue seeking further suitable situations for merger or acquisition. Further, the Registrant is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

However, there is no assurance that the Registrant will be able to structure or finance and/or acquire any business opportunity or venture.

The Company has few ongoing material contractual agreements. Its management agreement with Cyclone Financing Group Inc. ("Cyclone"), dated July 1, 2000, provided for a monthly  charge to the Company of $50,000.00  for all  management and incubation services including accounting, general legal, compliance administrative, communications, clerical, mergers and acquisitions advice, and other necessary and incidental services. This contract was amended January 1, 2001 to provide for a reduced monthly fee of $30,000.00 for these services. This contractual arrangement was recently terminated by mutual agreement, but the Company believes it will continue to require such services whether or not from Cyclone and therefore it will likely continue to incur a cost in this range for monthly managerial services. Tentatively, the Company has entered into a management services agreement with Aggressive American Capital Partner, Inc. for the provision of similar services, at the rate of $30,000.00 per month. In addition, the Company has entered into an employment agreement with its President for remuneration of $10,000.00 per month.

For this and any other material commitments of the Company, the Company, facing a difficult financial environment in the public markets, may require the assistance of management and significant shareholders to continue to meet financial obligations and other needs within the near-term. The Company does intend, however, to first attempt to raise further financing through private placements with accredited investors.

Change of Control:

On February 1, 2000 the Registrant experienced a change in control due to a change in management and the pending issue of 2,000,0000 shares of common stock of the Registrant to M. D. Price, Jr., Escrow Account.

On May 30, 2000, the Registrant experienced a subsequent change in control through the sale of 9,500,000 shares of restricted, unregistered common shares to Mr. Ben Traub for cash proceeds in the amount $75,000.

On October 1, 2000, the Registrant experienced another subsequent change in control through the sale of 7,985,000 shares of common stock from the previous controlling party to Aggressive American Capital Partners, Inc., a Nevada corporation, controlled by the Registrant's current President and Chief Executive Officer. The acquirer subsequently transferred its assigned rights under the option agreement with Quest Research Group, Inc. to the Registrant.

Risk Factors:

Many important factors may affect the Company's likelihood of future success including; difficulties in successfully raising capital (given the Company's lack of operating history, lack of profitable operations presently and for the foreseeable future and limitations on the market for the Company's securities), in developing and commercializing its products (including the ability to overcome technical hurdles that may arise), in meeting applicable existing or new regulatory standards, in receiving required regulatory approvals, in obtaining necessary patents and licenses, in defending against third party infringement of patents and licenses, in protecting itself from costly, unforeseen legal disputes, in producing products in commercial quantities at reasonable costs, in competing successfully against other products and in marketing products successfully and in successfully addressing the concerns and/ or obtaining the support of lobbies in various countries. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products. Most importantly at this stage, the Company's success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company is still in the development stage and has no revenues. Additionally, funds may be raised through the issuance of equity shares and such securities might have rights, preferences or privileges senior to its common stock and will likely result in dilution to existing shareholders. The Company is therefore subject to a number of known and unknown risks and uncertainties that could cause actual operation or results to differ materially from those that are anticipated.

Certain information included in the Company's releases and filings to date contain statements that are forward looking, such as statements related to the future anticipated direction of the industry, plans for future expansion, the ability to acquire the technologies described and the Company which developed these technologies, expected independent validation of the technologies or product(s), success or potential of the technologies described and acceptance of such technologies by industry and the market, various business development activities, planned capital expenditures, future funding resources, anticipated sales growth and potential contracts and subsequent return for investors. These are all forward looking statements, and are subject to a number of known and unknown risks and uncertainties that could cause actual operation or results to differ materially from those that are anticipated.

While Immulabs' stated mission is to develop revolutionary technology into highly focused and successful businesses, it is unrealistic and premature to speculate on Immulabs' future revenue at this time, except as to the difficulties involved.

Immulabs entire success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company continues to have no revenues.

Readers are cautioned that Immulabs does not own the Quest technology, nor does it own its originator, Quest Research Group Inc. At this point, Immulabs only has rights assigned under an option agreement to acquire such technology, which agreement may or may not be completed by the parties, in multiple stages, none of which have yet been exercised or completed. This agreement is currently in dispute. If the contract is enforced, each stage of exercise will require considerable further financing and there is no guarantee Immulabs will be able to secure such financing, or that it can secure it on terms favorable to Immulabs. Investors are cautioned that this or any other agreement entered into by Immulabs may also be subject to future legal claims or challenges, or attempts at repudiation. Quest currently wishes to have the contract cancelled and the Company is seeking to have the matter determined through arbitration or mediation.

Any and all claims of the company of any nature, particularly scientific claims, including those with respect to Sensi Filter's TM or NT Assay'sTM capabilities such as the ability to monitor, gauge, and reduce damage to white blood cells as described herein, and any implications that it may thereby lead to less hazardous cigarette smoke or other benefits, require further research and independent validation, and investors are cautioned to await such additional research and validation before relying upon any scientific claims. There can be no guarantee as to the results such further scrutiny will provide.

ITEM 7 - FINANCIAL STATEMENTS

Immulabs Corporation
(formerly North American Resorts, Inc.)
(A Development Stage Company)

                                                                           Index

Report of Independent Auditors'.............................................F-1

Balance Sheet...............................................................F-2

Statement of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity................................F-4

Statement of Cash Flows.....................................................F-5

Notes to the Financial Statements.......................................F-6-F-10

                      [GRAPHIC OMITTED][GRAPHIC OMITTED]



                         Report of Independent Auditors'
                         ------------------------------


To The Board of Directors and Stockholders of Immulabs Corporation (formerly North American Resorts, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Immulabs Corporation (formerly North American Resorts, Inc.) (A Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Immulabs Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from November 1, 1985 (date of inception) to the year ended December 31, 1999 were audited by other auditors, whose report dated April 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Immulabs Corporation (A Development Stage Company), as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital available to meet obligations over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.

"Manning Elliott"

Chartered Accountants

Vancouver, Canada

March 16, 2001

                                     - F1 -


Immulabs Corporation
(formerly North American Resorts, Inc.)
(A Development Stage Company)
Balance Sheet


                                                                           December 31,  December 31,
                                                                               2000          1999
                                                                                $             $
                                     Assets

Current Assets

     Cash                                                                       55,838          --

Other assets                                                                      --             567


                                                                                55,838           567

                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                              366          --
     Accrued liabilities                                                         5,000          --
     Due to a related party [Note 4]                                            15,000          --

                                                                                20,366          --


Stockholders' Equity [Note 3]
     Preferred stock - no par value 50,000,000 shares authorized
     nil and 482,815 shares issued and outstanding respectively                   --       1,471,583
     Common stock - $0.001 par value 300,000,000 shares authorized
     39,161,428 and 413,176 shares issued and outstanding, respectively
     (with retroactive effect to a stock split and a stock consolidation)       39,161           413
     Additional paid-in capital                                              6,734,583     3,723,118
     Stock based compensation - stock options                                2,058,989          --
     Deficit Accumulated During the Development Stage                       (8,797,261)   (5,194,547)

                                                                                35,472           567

                                                                                55,838           567

Commitments and Contingencies [Notes 1 and 5]
Subsequent Events [Note 6]

(The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(formerly North American Resorts, Inc.)
(A Development Stage Company)
Statement of Operations

                                                                Accumulated from
                                                                November 1, 1985             For the years ended
                                                               (Date of Inception)              December 31,
                                                              to December 31, 2000         2000             1999
                                                                       $                    $               $

Revenues                                                                 --                   --               --

Expenses

   General and Administrative
     Amortization                                                       2,833                  567            2,266
     Investor relations                                               155,642              155,642                -
     Management fees (Note 5(a))                                      170,000              170,000                -
     Office                                                               193                  193                -
     Professional fees
        Accounting and audit                                           18,200               18,200                -
        Legal - general corporate matters                              18,036               18,036                -
        Legal - services rendered to a
         former attorney (Note 3(b)(iii)                              993,750              993,750                -
     Stock based compensation - stock options (Note 3(c))           2,058,989            2,058,989                -
     Transfer agent and regulatory                                     10,298               10,298                -
     Travel and promotion                                               3,801                3,801                -

                                                                    3,431,742            3,429,476            2,266

   Selling and Marketing
     Advertising                                                       89,238               89,238                -
     Marketing                                                          9,000                9,000                -
     Option agreement written-off (Note 1)                             15,000               15,000                -

                                                                      113,238              113,238                -

Loss from Continuing Operations                                    (3,544,980)          (3,542,714)          (2,266)
Loss from Discontinued Operations                                  (5,252,281)             (60,000)               -

Net Loss For The Year                                              (8,797,261)          (3,602,714)          (2,266)

Net Loss Per Share                                                                           (0.19)           (0.00)

Weighted Average Shares Outstanding (with retroactive effect
for a consolidation and a stock split)                                                  20,000,000          400,000



(The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(formerly North American Resorts, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity


                                           Preferred Stock            Common Stock        Additional  Accumulated
                                                                                           Paid-in      Deficit
                                                                                           Capital         $
                                                                                              $
                                         Shares      Amount       Shares       Amount
                                           #           $             #            $

Balance at December 31, 1998            482,815    1,471,583    103,293,967    103,294    3,620,237    (5,192,281)
Net loss for the year                         -            -              -          -            -        (2,266)
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------

Balance at December 31, 1999            482,815    1,471,583    103,293,967    103,294    3,620,237    (5,194,547)
Issuance of common stock for                  -            -      2,000,000      2,000       11,600             -
    services
Conversion of preferred stock to       (482,815)  (1,471,583)       482,815        483    1,471,100             -
common on a 1 for 1 basis
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------

                                              -            -    105,776,782    105,777    5,102,937    (5,194,547)
Consolidation of common stock on a 1          -            -   (105,670,482)  (105,671)     105,671             -
new for 1,000 old basis
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------
Balance at June 20, 2000                      -            -        106,300        106    5,208,608    (5,194,547)
Issuance of common stock for cash             -            -      9,500,000      9,500       65,500             -
    (Note 3(b)(ii))
Issuance of common stock for cash             -            -        170,000        170      249,830             -
    pursuant to options exercised
Issuance of common stock for                  -            -        180,682        181      993,569             -
    settlement of debt pursuant to
options exercised
Issuance of common stock for                  -            -          6,000          6       34,494             -
    services (Note 3(b)(iv))
Common stock cancelled and                    -            -       (300,000)      (300)           -             -
    returned to treasury
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------
                                              -            -      9,662,982      9,663    6,552,001    (5,194,547)
Split of common stock on a 4 new for          -            -     28,988,946     28,988      (28,988)            -
1 old basis
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------

Balance at November 1, 2000                   -            -     38,651,928     38,651    6,523,013    (5,194,547)
Reissuance of common stock                    -            -        300,000        300            -             -
    previously returned to treasury
Issuance of common stock for cash             -            -         20,000         20       24,980             -
    pursuant to options exercised
Issuance of common stock for                  -            -        189,500        190      186,590             -
    services (Note 3(b)(iv))
Net loss for the year                         -            -              -          -            -    (3,602,714)
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------

Balance at December 31, 2000                  -            -     39,161,428     39,161    6,734,583    (8,797,261)
- ------------------------------------  ----------  -----------  -------------  ----------  ---------  ------------

(The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(formerly North American Resorts, Inc.)
(A Development Stage Company)
Statements of Cash Flows


                                                                 Accumulated from
                                                                 November 1, 1985            For the years ended
                                                                (Date of Inception)              December 31,
                                                               to December 31, 2000           2000          1999
                                                                         $                      $             $
Cash Flows from Operating Activities:
   Net loss                                                           (8,797,261)          (3,602,714)       (2,266)
   Adjustments to reconcile net loss to cash
      Common and preferred stock issued
         for services rendered                                         3,858,054            1,228,630             -
      Amortization                                                         2,833                  567         2,266
      Option agreement written-off                                        15,000               15,000             -
      Discontinued operations                                            468,835                    -             -
      Stock based compensation - stock options                         2,058,989            2,058,989             -
   Change in non-cash working capital items
      Increase in accounts payable and accrued liabilities                 5,366                5,366             -

Net Cash Used in Operating Activities                                 (2,388,184)            (294,162)            -

Cash Flows from Financing Activities:
   Common shares issued                                                2,051,022              350,000             -
   Preferred shares issued                                               393,000                    -             -

Net Cash From Financing Activities                                     2,444,022              350,000             -

Cash Flows to Investing Activities                                             -                    -             -

Increase in Cash                                                          55,838               55,838             -
Cash - Beginning of Year                                                       -                    -             -

Cash - End of Year                                                        55,838               55,838             -

Non-Cash Financing Activities
   Shares issued for services rendered                                 3,858,054            1,228,630             -
   A company controlled by the President
   transferred 100% of its interest in an option
   agreement in Quest Research Group Inc.                                 15,000               15,000             -
   Shares issued pursuant to an asset acquisition in 1995                471,668                    -             -

Supplemental Disclosures:
   Interest paid                                                           2,785                    -             -
   Income taxes paid                                                           -                    -             -


(The accompanying notes are an integral part of these financial statements)

1.       Nature of Operations and Continuance of Business

         Immulabs Corporation, formerly North American Resorts, Inc. (the "Company") was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The Company changed its name to Solomon Trading Company, Limited in July 1989; The Voyageur, Inc. in November 1994; The Voyageur First, Inc. in December 1994; and North American Resorts, Inc. in March 1995.

         Effective September 1, 2000, as filed with the Secretary of State of Colorado on June 30, 2000, the Company changed its name to Immulabs Corporation. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "IMLB".

         From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida, which were then controlled by the Company, and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations.

         With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital. The controlling shareholders intend to continue the funding of necessary expenses to sustain operations.

         On March 22, 2000 the Company amended its Articles of Incorporation to allow for the issuance of up to 300,000,000 shares of $0.001 par value common stock. Further on May 30, 2000 the Company's Board of Directors effected a 1 new for 1,000 old consolidation, or reverse-split, of the issued and outstanding shares which was approved by shareholders on March 20, 2000.

         Further, on November 2, 2000, the Company's Board of Directors effected a 4 new for 1 old forward split of the issued and outstanding shares. The effect of this forward split is reflected in the financial statements as of the first day of the first period presented.

         On October 1, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for
         $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white cells. Subsequent to the year end, Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised.

         These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities n the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to execute upon its business plan to bring its new business to market. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

2.       Summary of Significant Accounting Policies

         Use of Estimates and Assumptions

         The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Summary of Significant Accounting Policies (continued)

         Year End

         The Company's fiscal year end is December 31.

         Cash and Equivalents

         For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

         Income Taxes

         Income taxes are provided for using the liability method of accounting in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of changes in control in both 2000 and 1999, respectively, involving 50 percentage points or more of the issued and outstanding securities of the Company.

         Basic and Diluted Net Income (Loss) per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti -dilutive.

         Financial Instruments

         The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. The Company operates in Canada virtually all of its assets and liabilities, giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

         Accounting for Stock Based Compensation

         The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted subsequent to January 1, 1995 are recognized as compensation expense based on their fair market value at the date of grant.

3.       Share Capital

     a)  Preferred Stock

         As of December 31, 1999, the Company had 482,815 shares of preferred stock issued and outstanding. For a two year period from the initial issue date of the preferred stock, these shares were convertible into common shares at the rate of 10 common shares for each preferred share. Thereafter, the shares were convertible at a rate of 1 common share for each preferred share outstanding.

     a)  Preferred Stock (continued)

         On March 21, 2000, subsequent to the second anniversary date of the last issuance of preferred stock, the Company converted 100% of the issued and outstanding preferred stock into 482,815 pre-consolidation shares (485 post-split shares, as rounded for fractions, 1,940 post-split shares) of restricted, unregistered common stock.

     b)  Common Stock

         i) On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 2,000,000 pre-consolidation shares (2,000 pre-split shares; 8,000 post-split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney was responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US
                  Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated average quoted market price of approximately $0.0136 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.0068 per share, or approximately $13,600 in total, as the "fair market value", of this transaction.

         ii) On May 30, 2000, the Company entered into a Stock Subscription Agreement with the former President and Chief Executive Officer for the purchase of 9,500,000 pre-split shares (post-split shares) of restricted, unregistered common stock for cash proceeds of $75,000. The cash was deposited into a lawyer's account which was used to settle debts.

         iii) In October 1999, in connection with a Stock Acquisition Agreement, the Company agreed to issue 300,000 post-split shares of restricted, unregistered common stock in April 2000 to the Company's former corporate attorney for services rendered in connection with the Stock Acquisition Agreement. This obligation was satisfied on behalf of the Company by the Company's then President and Chief Executive Officer with the transfer of 300,000 post-split shares of the Company's restricted unregistered common stock owned by the Company's President and Chief Executive Officer. The Company recognized a charge to operations of approximately $993,750 for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's restricted unregistered common stock on the date of settlement and the Company's President and Chief Executive Officer was given credit for this payment against the amount due from the President on the exercise of options to purchase 180,682 pre-split shares (722,728 post-split) shares of common stock.

         iv) During the year the Company issued 6,000 pre-split restricted shares (24,000 post-split shares) and 189,500 post-split restricted shares to various consultants for fair market value consideration of $221,280 for investor relations and advertising services.

     c)  Stock options

         On June 30, 2000, the company filed a Form S-8 Registration statement under The Securities Act of 1933 with the U.S. Securities and Exchange Commission to register 700,000 pre-split shares (2,800,000 post-split shares) of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan ("2000 NQPlan"). This 2000 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan.

     c)  Stock options (continued)

         On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U.S. Securities and Exchange commission to register 800,000 pre-split shares (3,200,000 post-split shares) of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan ("2000 QPlan"). This 2000 QPlan is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ. Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the 2000 QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the (i) par value of the Company's Common Stock or (ii) the fair market value of the Company's stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date.

         On June 30, 2000, the Company granted options to purchase 150,000 pre-split shares (600,000 post-split shares) of the Company's common stock at an exercise price of $1.00 per share under the 2000 NQPlan to an individual providing acquisition and merger consulting services. The individual immediately exercised 100,000 (400,000 post-split) of these options and the remaining 50,000 (200,000 post-split) options on July 6, 2000.

         On August 31, 2000, the Company granted options to purchase a total of 300,000 pre-split shares (1,200,000 post-split shares) of common stock at an exercise price of $5.50 per share under the 2000 NQPlan (100,000 shares) and the 2000 NQPlan (200,000 shares) to the Company's former President and Chief Executive Officer. The President exercised 180,682 (722,728 post-split) of these options on September 11, 2000.

         On October 17, 2000 the Company granted options to purchase 100,000 pre-split shares (400,000 post-split shares) of the Company's common stock at an exercise price of $5.00 per share under the 2000 NQPlan to a consultant. On October 27, 2000, 20,000 (80,000 post-split) options and on November 2, 2000 another 20,000 (post-split) options were exercised.

         On October 27, 2000 the Company granted options to purchase 100,000 pre-split shares (400,000 post-split shares) of the Company's common stock at an exercise price of $11.25 per share under the 2000 NQPlan to the President.

         On November 3, 2000 the Company granted options to purchase 40,000 pre-split shares of the Company's common stock at an exercise price of $2.50 per share under the 2000 NQPlan to various directors, officers and consultants.

                                                    Post-Split        Weighted
                                                      Shares          Average
                                                   Under Option     Option Price
                                                        #                $
         Beginning of year                                    -              -
         Granted                                      2,640,000           1.34
         Exercised                                   (1,422,728)          (.89)
         -----------------------------------------------------------------------
         End of year                                  1,217,272           1.85
         -----------------------------------------------------------------------


4.       Related Party Transactions/Balances

         The amount due to a related party is for the Assignment Agreement to acquire Quest and is non-interest bearing, unsecured and without specific terms of repayment.

5.       Commitments

     (a) Effective July 1, 2000 the Company entered into a Management Agreement with Cyclone Financing Group Inc. ("Cyclone"), in the amount of $50,000 per month plus reasonable expenses. This amount represents a management fee payable for the management of the Company's affairs. As of December 31, 2000, $170,000 has been paid under this agreement and $130,000 was forgiven by Cyclone. From January 1, 2001 to March 15, 2001 the monthly fee was reduced to $30,000 per month. On March 15, 2001, the agreement was terminated. See Note 6(d).

     (b) Effective  March  16,  2001  the  Company  entered  into  a  Management
         Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month.

     (c) On October 31, 2000, the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., whereby the Company obtained, via the Assignment Agreement, the exclusive right to acquire Quest Research Group, Inc. and its various technologies. The Company was obligated to pay a minimum of $4,500 per month to Quest in connection with this option but has suspended payment pending the results of the Company's arbitration proceedings with Quest. See Note 1.

6.   Subsequent Events

     (a) The Company issued 7,500 common restricted shares at $0.48 per share for consulting services and 133,333 restricted common shares at a fair market value of $0.42 per share for a consulting services contract expiring January 18, 2002.

     (b) On January 23, 2001 the Company granted options to two directors to purchase 20,000 common shares of the Company at an exercise price of $0.75 per share under the 2000 NQPlan.

     (c) On January 23, 2001 the Company repriced the outstanding stock options to $0.80 per share for qualified options and $0.75 per share for non-qualified options.

     (d) On March 16, 2001 the Company entered into a one-year Employment Agreement with a related party at a rate of $1,000 per month and then granted an option to purchase 200,000 common shares of the Company at an exercise price of $0.001 per share under the 2000 NQPlan. The related party is the former President and Chief Executive Officer and is also related to the current President. See Note 5(a).

     (e) On March 16, 2001 the Company entered into an Employment Agreement with the current President and Chief Executive Officer at a rate of $10,000 per month expiring March 16, 2002.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During December, 2000 the Company received S.W. Hatfield's notice of resignation due Mr. Hatfield's desire to reduce his client base and the inconvenience of new management's location relative to that of Hatfield. Management proceeded to seek out and appoint a replacement accounting firm, Manning Elliott, Chartered Accountants, as the new Company auditor.

ITEM 9 - OFFICERS AND DIRECTORS:

The current officers and directors of Registrant are as follows:

      Name                   Position

Bruce Deildal*        President, Chief Executive Officer and Director
Ellen Luthy           Secretary-Treasurer, Chief Financial Officer and Director
Warran Gacsi**        Director
Richard Monson**      Director

Bruce Deildal, 56, was appointed President, CEO and director by the Board of Directors on November 1, 2000. Mr. Deildal has over thirty years experience in successful land development. His expertise lies primarily in strategic acquisitions, rezoning, subdivision, construction and fund-raising. Past projects have included the acquisition and rezoning of resort properties in Montana, Hawaii and Canada. For 10 years he was Operator, General Manager and President of Tod Mountain Development Ltd., (now well known as the Sun Peaks ski resort) in BC, Canada. In 1979, he purchased the resort in receivership and subsequently developed it, gained necessary subdivision and expansion approvals, and turned it into a profitable operation that eventually led to a successful sale. Through his majority ownership of Aggressive American Capital Partners, Inc. (a US private Corporation) he is the majority beneficial shareholder of Immulabs Corporation.

Ellen Luthy, 55, has served as Secretary-Treasurer and Director since May 30, 2000 when there was a change of control and management in the Company. Mrs. Luthy brings over 20 years of accounting and securities experience to the Company including: four years with a private management company, where she was responsible for the accounting and administrative functions of six public companies and a private management Company, as well as filings for the public companies with the SEC; three years with Seaboard Auto Leasing; and three years with International Medical Systems in San Mateo, California as an Accountant. Ms Luthy graduated from San Jose State University, San Jose, California, with a Bachelor of Science degree in Accounting/Finance. Ms. Luthy also served as Secretary-Treasurer of Phoenix Resources Technologies Inc., a publicly-traded company, from May 7, 2000 to September 20, 2000.

Warren Gacsi, 44, was appointed a director by the then Board of the Company, on August 28, 2000 after a Special Meeting of Shareholders, where the number of directors was increased to allow for up to 10 directors to be appointed at the Board's discretion, pending shareholder ratification. Operator of Mira Consulting, Warren Gacsi has served business and industry since 1979. He has provided consulting services in the areas of business start-ups, investment proposals, private placements, SBA loan packages and construction projects. His strengths include business planning, market research and competitive intelligence including strategic planning for numerous companies. Mr. Gacsi has managed operations and production for two electronic firms and also held Design Engineering positions in the electronics industry.

Mr. Gacsi's military service in the 1970's was devoted to electronic surveillance and intelligence operations for the US Army, Joint Chiefs of Staff, and the National Security Agency. He holds Master and Bachelor degrees in Business Administration from the University of Phoenix as well as an Associates degree in Architecture. Mr. Gacsi's expertise includes project management, strategic planning, organizational management, marketing, finance, economics, distribution channels, and partnering. Mr. Gacsi served as Director on Phoenix Resources Technologies Inc from July - September, 2000. Mr. Gacsi also served as a Director of Phoenix Resources Technologies Inc., a publicly-traded company, from July - September 7, 2000.

Richard Monson, 54, was appointed a director by the then Board of the Company, on August 28, 2000 after a Special Meeting of Shareholders, where the number of directors was increased to allow for up to 10 directors to be appointed at the Board's discretion, pending shareholder ratification. Mr. Monson has been the owner of an IT/IS staffing and management consulting Company in Kansas City since 1996. Prior to this, he worked for AT&T for thirty years, as a process engineer, supervisor and Project Manager. Among his accomplishments in this latter role, he identified and implemented major changes to an existing hardware deployment plan, which resulted in reducing capital costs by $10 million; he created and implemented a plan to transfer the project management function, which resulted in reducing the development cycle time by 30%; and he created and implemented functional team concepts into the systems development process, which resulted in reducing the cycle time for enhancements by 25%. His particular strengths are in process definition and improvement of organizational structure and staffing. Since 1992 he has been Adjunct Professor, Ottawa University, Kansas City, teaching courses in Organizational Behaviour, Small Business Administration, and New Business Ventures. He graduated from Ottawa University with a Bachelor of Arts degree in Business Administration and from Webster University with a Master of Arts degree in Business Administration. Mr. Monson also served as Director of Phoenix Resources Technologies, Inc., a publicly-traded company, from July - September, 2000.

From February 1, 2000 to May 30, 2000 the following officers and directors served until they resigned when new officers and directors were elected:

Gregory Johnson            President and Chief Executive Officer
Robert Heidmann            Vice President
Paula Nichols              Secretary and Chief Financial Officer

On May 30, 2000 the following officers and directors were elected:

Ben Traub*         President, Chief Financial Officer and Director
Ellen Luthy**      Secretary-Treasurer, Chief Financial Officer and Director
Robert Seitz***    Vice President and Director

*   Resigned  October  31,  2000  and  Board  appointed  Mr.  Deildal   as   new
    President/CEO.
**  Elected August 28, 2000
*** Resigned November 1, 2000

ITEM 10 - EXECUTIVE COMPENSATION:


Other than stock option grants, none of the current officers or directors received or receive any compensation or salary from the Registrant, except for the current President/CEO and Director, Mr. Bruce Deildal, who executed on March 16, 2001 a one year employment contract with the Company for monthly compensation in the amount of $10,000.


ITEM 10 - EXECUTIVE COMPENSATION:

None of the current officers or directors received or receive any compensation or salary from the Registrant, except for the current CEO and Director, Mr.
Bruce Deildal, who executed on March 16, 2001 a one year employment contract with the Company for monthly compensation in the amount of $10,000, other than stock option grants.

The following compensation table lists the executive compensation of all individuals serving as Chief Executive Officer any time during the latest fiscal year:

- ------------------- --------------- ------------- --------------- -------------
                    Annual                        Long term
                    Compensation                  Compensation
- ------------------- --------------- ------------- --------------- -------------
Name                Salary          Bonus         Options/SARs     Other
- ------------------- --------------- ------------- --------------- -------------
B.Traub (1)         0               0             N/a             0
- ------------------- --------------- ------------- --------------- -------------
B.Deildal(2)        0               0             N/a             0
- ------------------- --------------- ------------- --------------- -------------

(1)      Mr. Traub served as President  and CEO from May 30, 2000 to November 1,
         2000.
(2)      Mr. Deildal was appointed President and CEO November 1, 2000

The following option table list other executive compensation in the form of stock options:

- ---------- --------- ------- --------- -------- ---------- ---------- --------- ---------------
Options    Grant     Grant   Exercise  Market    Exercise   Grant     Aggregate   Post-Split
                                       Price at            Expiration Dollar      Unexercised
                                       Exercise                       Value         Options
                                                                      Realized    Exercisable
                                                                      Upon
- ---------- --------- ------- --------- -------- ---------- ---------- --------- ---------------
Holder       Date    Number  Price(1)    Date     Number     Date     Exercise  Balance   Value
- ------       ----    ------  --------    ----     ------     ----     --------  -------  ------
- -----------------------------------------------------------------------------------------------
B.Traub    8/31/00   300,000 $ 5.50*    $5.00    180,682    8/31/10    477,272
- ---------- --------- ------- --------- -------- ---------- ---------- --------- -------- ------
B.Deildal  10/26/00  100,000 $11.25**    n/a           0    8/31/10    400,000
- -----------------------------------------------------------------------------------------------

*Pre-split  price;   current  exercise  price  $0.75  for  77,272  non-qualified options;$0.80 for 400,000 qualified options

**Pre-split price qualified options; current exercise price $0.80

There were no other executive officers serving during the latest fiscal year that met the $100,000 materiality threshold.

The Registrant does not anticipate entering into Employment Agreements with any of its other current officers or directors in the near future. Directors have been granted stock options for their services to the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2001 the outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of Common Stock, and the shareholdings of all Executive Officers and Directors as a group on a fully diluted basis.

                                       Number of
Name                                 Shares owned      Class    Percent
- ----                                 ------------     ------    -------
Bruce Deildal
   President and Director              32,512,800     Common    82.72%
Ellen Luthy
   Secretary-Treasurer and Director       110,000     Common     0.27%
Warren Gacsi
   Director                                60,000     Common     0.15%
Richard Monson
   Director                                60,000     Common     0.15%
                                       ----------               -----
Group Total                            32,742,800               83.31%
                                       ----------               ------

(1) Beneficial owner of Aggressive American Partners Inc. 31,940,000 shares

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as Exhibits to this Registration.

         Exhibit "10.1" Assignment Agreement of October 31, 2000

         Exhibit "10.2" Management Agreement of July 1, 2000

         Exhibit "10.3" Amended Management Agreement of January 1, 2001

         Exhibit "16.1" Letter of Resignation from Scott Hatfield, CPA

         Exhibit "16.2" Letter of Confirmation from Scott Hatfield, CPA

         Exhibit "27", Financial Document Schedule

(b)  Reports on Form 8-K

         Certain Reports on Form 8-K were filed in the fourth quarter, as follows:

         (i) A report on Form 8-K was Filed October 30, 2000. Items reported included the following:


ITEM 1.  CHANGE IN CONTROL.

         On October 23, 2000, Benjamin Traub, then a majority shareholder of Immulabs Corporation ("Immulabs" or the "Company"), on his own behalf and as agent for certain selling shareholders, sold to Aggressive American Capital Partners Inc. ("Aggressive"), a Nevada company which is 98% owned by Bruce Deildal, 7,985,000 shares of common stock in the Company pursuant to a stock acquisition agreement, for cash consideration of $67,894.63, paid from working capital funds of Agressive. The 7,985,000 shares represents approximately 80.12% of the total issued shares of the Company (9,962,982 shares). Aggressive does not hold any further shares. Mr. Deildal personally holds 48,700 further shares of common stock in the Company. Mr. Traub's address is 240-11948 207th Street, Maple Ridge, British Columbia, Canada V2X 1X7. Mr. Deildal's address is 144 West 14th St. North Vancouver, British Columbia, Canada V7M 1P1. The Address of Aggressive is 1475 Terminal Way, Suite E, Reno, Nevada, 89502-3225.

ITEM 5.  OTHER EVENTS.

         On October 24, 2000, the Board of Directors of the Company approved a four-to-one forward split of the issued shares of common stock of the Company (9,962,982 shares), believing it to be in the best interests of the Company, and resolved that the Company instruct its transfer agent, Signature Stock Transfer Corporation, accordingly, such that said forward split may be duly completed in a timely manner. All shareholders of record as of October 31, 2000 are to participate in such split. The stock split affects all issued capital stock and will not change shareholders' pre-existing proportionate ownership.

         (there were no financial statements filed therewith)


         (ii) A second report on Form 8-K was Filed November 6, 2000. Items reported included the following:

ITEM 5.  OTHER EVENTS.

         On October 31, 2000, the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder in the Company, whereby the Company obtained the exclusive right to acquire Quest Research Group Inc., of Boston, MA, and its various technologies.

         (there were no financial statements filed therewith)

         (iii) A third report on Form 8-K was Filed December 21, 2000. Items reported included the following:

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         On December 8, 2000, Scott Hatfield C.P.A. ("Hatfield"), then Auditor for the Company, advised the Company by letter in writing received December 13, 2000 (and copied to the U.S. Securities and Exchange Commission) that he declined reappointment as independent certified public accountants for the audit period ending December 31, 2000 and would be ceasing to act in said capacity. The Board of Directors of the Company have accepted the resignation and are seeking a replacement auditor. The Company expects its future reports to be filed in the ordinary course without disruption.

         Each of  Hatfield's  audit  reports for the  previous two years did not
contain  an  adverse  opinion.   However,  each  opinion  was  qualified  as  to
uncertainty and contained the following paragraph:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the company's ability to continue as a going concern and are discussed in note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties."

         During the Company's two most recent fiscal years preceding the resignation, there were not any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In particular, there was not in that period any disagreement which if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreements in connection with its report on the financial statements for those years. Further, there was not, in the Company's two most recent fiscal years preceding the resignation, any difference of opinion between the former accountant and the Company related to any matters in Regulation S-K 229.304 a (1) (v)(A) through
(D), nor will there be, due to the accountant's resignation, any issue remaining unresolved to the former accountant's satisfaction.

         The decision to accept the accountant's declination of reappointment and action to approve change of accountants was made by the Board of Directors. Hatfield's resignation letter and requested letter addressed to the U.S.
Securities  and Exchange  Commission  accompany  this report at Exhibit 16.1 and
16.2 respectively.

         (there were no financial statements filed therewith)

         (iv) A fourth report on Form 8-K/A (amended) was Filed January 10, 2001 for period end December 20, 2000. Items reported included the following:

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         On December 8, 2000, Scott Hatfield C.P.A. ("Hatfield"), then Auditor for the Company, advised the Company by letter in writing received December 13, 2000 (and copied to the U.S. Securities and Exchange Commission) that he declined reappointment as independent certified public accountants for the audit period ending December 31, 2000 and would be ceasing to act in said capacity effective upon receipt of such letter by the parties. The Board of Directors of the Company have accepted the resignation and are seeking a replacement auditor. The Company expects its future reports to be filed in the ordinary course without disruption.

         Each of  Hatfield's  audit  reports for the  previous two years did not
contain  an  adverse  opinion.   However,  each  opinion  was  qualified  as  to
uncertainty and contained the following paragraph:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the company's ability to continue as a going concern and are discussed in note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties."

            During the Company's two most recent fiscal years ended December 31, 1999 and during the interim period from December 31, 1999 through December 8, 2000, there were not any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In particular, there was not in that period any disagreement which if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreements in connection with its report on the financial statements for those years. Further, there was not, in the Company's two most recent fiscal years ended December 31, 1999 and during the interim period from December 31, 1999 through December 8, 2000, any difference of opinion between the former accountant and the Company related to any matters in Regulation S-K 229.304 a (1) (v)(A) through (D), nor will there be, due to the accountant's resignation, any issue remaining unresolved to the former accountant's satisfaction.

         The decision to accept the accountant's declination of reappointment and action to approve change of accountants was made by the Board of Directors. Hatfield's resignation letter and requested letter addressed to the U.S.
Securities  and Exchange  Commission  accompany  this report at Exhibit 16.1 and
16.2 respectively.

         (there were no financial statements filed therewith)

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMULABS CORPORATION

By  /s/  Bruce Deildal                             Dated:--------------------
         Bruce Deildal, President

By  /s/  Ellen Luthy                               Dated: -------------------
         Ellen Luthy, Secretary-Treasurer

By  /s/  Warren Gacsi                              Dated: -------------------
         Warren Gacsi, Director

By  /s/  Richard Monson                            Dated: -------------------
         Richard Monson, Director