Form 10QSB
period 2001-03-31
IMMULABS CORP
filed 2001-05-15
CIK 1000686

IMMULABS CORPORATION



                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  May 15, 2000
                            Period End:  March 31, 2001


                      Primary Exchange:  Over the Counter Bulletin Board
                                Ticker:  IMLB

                                Table of Contents



--------------------------------------------------------------------------------


                                 10QSB OTHERDOC

Item 1.........................................................................3
Balance Sheet..................................................................3
Income Statement...............................................................4
Cash Flow Statement............................................................5
Item 2.........................................................................9
Part II.......................................................................12
Item 1........................................................................12
Item 2........................................................................13
Item 3........................................................................13
Item 4........................................................................13
Item 5........................................................................13
Item 6........................................................................13

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

                For the quarterly period ended March 31, 2001

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

--------------------------------------------------------------------------------

                         Commission File Number: 0-26760
                                                 -------

                              Immulabs Corporation

        (Exact name of small business issuer as specified in its charter)

           Colorado                                          84-1286065
 ----------------------------                      ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  2nd Floor -827 West Pender St. Vancouver BC
                                 Canada V6C 3G8
                  --------------------------------------------
                    (Address of principal executive offices)

                                  (888)763-6547
                                 --------------
                           (Issuer's telephone number)



   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         May 15, 2001:  39,097,661
         -------------------------

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9

Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   13


Part I - Financial Information

Item 1 - Financial Statements


Immulabs Corporation
(A Development Stage Company)
Balance Sheet


                                                                                  March 31,   December 31,
                                                                                    2001          2000
                                                                                      $             $
                                                                                 (unaudited)    (audited)
                                                                                 ----------    ----------
                                      Asset

Current Asset

     Cash                                                                             1,744        55,838

                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                               142,077           366
     Accrued liabilities                                                              1,000         5,000
     Due to a related party [Note 4]                                                 20,000        15,000

                                                                                    163,077        20,366


Stockholders' Equity (Deficit) [Note 3]

     Preferred stock - no par value 50,000,000 shares authorized
     nil and 482,815 shares issued and outstanding respectively                        --            --

     Common stock - $0.001 par value 300,000,000 shares authorized
     39,097,661 and 39,161,428 shares issued and outstanding, respectively
     (with retroactive effect to a stock split and a stock consolidation) (See
     Note 3(a)(i) and (ii) for issuances and cancellation of shares)                 39,098        39,161

     Additional paid-in capital (Note 3(a)(ii)                                    6,711,536     6,734,583

     Stock based compensation - stock options (Note 3(a)(ii)                      1,780,977     2,058,989

     Deficit Accumulated During the Development Stage                            (8,692,944)   (8,797,261)

                                                                                   (161,333)       35,472

                                                                                      1,744        55,838


Commitments and Contingencies [Notes 1 and 5]

  (The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(A Development Stage Company)
Statement of Operations


                                                                Accumulated from
                                                               November 1, 1985       For the three months ended
                                                              (Date of Inception)               March 31,
                                                               to March 31, 2001          2001           2000
                                                                       $                    $              $
                                                                  (unaudited)          (unaudited)    (unaudited)
                                                              -------------------     ------------   ------------
Revenues                                                               --                     --             --

Expenses
   General and Administrative
     Amortization                                                     2,833                   --              567
     Investor relations                                             168,216                 12,574           --
     Management fees (Note 5(a))                                    260,000                 90,000           --
     Office                                                             435                    242           --
     Professional fees
        Accounting and audit                                         20,700                  2,500         13,600
        Financial services                                           56,266                 56,266           --
        Legal - general corporate matters                            18,332                    296           --
        Legal - services rendered to a
         former attorney                                            993,750                   --             --
        Salaries                                                      5,500                  5,500           --
     Stock based compensation - stock options (Note 3(a)(ii))     1,780,977               (278,012)          --
     Transfer agent and regulatory                                   11,435                  1,137           --
     Travel and promotion                                             4,481                    680           --

                                                                  3,322,925               (108,817)        14,167

   Selling and Marketing
     Advertising                                                     89,238                   --             --
     Marketing                                                       13,500                  4,500           --
     Option agreement written-off (Note 1)                           15,000                   --             --

                                                                    117,738                  4,500           --

Income (Loss) from Continuing Operations                         (3,440,663)               104,317        (14,167)

Loss from Discontinued Operations                                (5,252,281)                  --             --

Net Income (Loss) For The Period                                 (8,692,944)               104,317        (14,167)

Net Income (Loss) Per Share                                                                  0.003         (0.034)

Weighted Average Shares Outstanding (with retroactive effect
for a consolidation and a stock split)                                                  39,052,000        419,000



  (The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows


                                                           For the three months ended
                                                                    March 31,
                                                              2001           2000
                                                                $              $
                                                           (unaudited)    (unaudited)
                                                           ----------     ----------
Cash Flows from Operating Activities:
   Net income (loss) for the period                           104,317        (14,167)
   Adjustments to reconcile net income (loss) to cash
      Common and preferred stock issued
         for services rendered                                 59,840         13,600
      Amortization                                               --              567
      Stock based compensation - stock options               (278,012)          --
   Change in non-cash working capital items
      Increase in accounts payable and accrued liabilities     54,761           --

Net Cash Used in Operating Activities                         (59,094)          --

Cash Flows from Financing Activities:
   Advances from a related party                                5,000           --

Net Cash From Financing Activities                              5,000           --

Cash Flows to Investing Activities                               --             --

Increase in Cash                                              (54,094)          --
Cash - Beginning of Year                                       55,838           --

Cash - End of Year                                              1,744           --

Non-Cash Financing Activities
   Shares cancelled and returned to treasury                  (82,950)          --

Supplemental Disclosures:
   Interest paid                                                 --             --
   Income taxes paid                                             --             --


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

     Effective September 1, 2000, as filed with the State of Colorado on June 30, 2000, the Company changed its name to Immulabs Corporation. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "IMLB".

     >From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were then controlled by the Company and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations.

     With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital. The controlling shareholders intend to continue the funding of necessary expenses to sustain operations.

     On March 22, 2000 the Company amended its Articles of Incorporation to allow for the issuance of up to 300,000,000 shares of $0.001 par value common stock. Further on May 30, 2000 the Company's Board of Directors effected a 1 new for 1,000 old consolidation of the issued and outstanding shares which was approved by shareholders on March 20, 2000.

     Further, on November 2, 2000, the Company's Board of Directors effected a 4 new for 1 old split of the issued and outstanding shares. The effect of this split is reflected in the financial statements as of the first day of the first period presented.

     On October 1, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white cells. Subsequent to the year end, Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported by Quest to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised.

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

     Year End

     The Company's fiscal year end is December 31.

2.   Summary of Significant Accounting Policies (continued)

     Cash and Equivalents

     For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

     Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted subsequent to January 1, 1995 are recognized as compensation expense based on their fair market value at the date of grant.

     Interim Financial Statements

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Share Capital

     (a)  Common Stock

          (i) During the quarter ended March 31, 2001 the Company issued 140,833 shares to various consultants at a fair market value of $59,840 for investor relations and financial advisory services.

          (ii) Certain stock options were rescinded and 204,600 shares were cancelled and returned to treasury. The cash consideration of $82,950, received in fiscal 2000, is repayable to the optionees. Stock based compensation of $278,012 was reversed.

     (b)  Stock options

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

                                                       Post-Split       Weighted
                                                         Shares          Average
                                                      Under Option       Option
                                                           #              Price
                                                                            $
          Beginning of period                           1,217,272           .77
          Granted                                               -             -
          Exercised                                             -             -
          ----------------------------------------------------------------------

          End of period                                 1,217,272           .77
          ----------------------------------------------------------------------

4.   Related Party Balances

     The amount due to a related party includes $15,000 for the Assignment Agreement to acquire Quest and is non-interest bearing, unsecured and without specific terms of repayment. The remaining balance of $5,000 bears interest of 7%, is unsecured and without specific terms of repayment.

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

Any and all claims of the company of any nature, particularly scientific claims, including those with respect to Sensi Filter's TM or NT Assay'sTM capabilities such as the ability to monitor, gauge, and reduce damage to white cells as described herein, and any implications that it may thereby lead to less hazardous cigarette smoke or other benefits, require further research and independent validation, and investors are cautioned to await such additional research and validation before relying upon any scientific claims. There can be no guarantee as to the results such further scrutiny will provide.

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

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company is currently actively seeking a suitable merger or acquisition candidate(s).

Management recognizes that additional funds through additional private sales of Company stock, capital contributions from existing significant shareholders and/or loans from existing significant shareholders will be required in the future. However, there can be no assurance that the Company will be able to obtain additional funds to support the Company's liquidity requirements or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company executed a management agreement with Aggressive American Capital Partners, Inc., of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity owned and controlled by the Company's President, at the amount of $30,000 (US Dollars), plus reasonable pre-approved expenses, per month, effective March 15, 2001. This amount represents a fee payable for services related to the management of the company's affairs including: facilitating and advising on the acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination), compliance, merger advice, and other related operational services.

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

In furtherance of its emphasis on health and wellness, the Company has recently begun considering and evaluating potential opportunities in the area of improved lifestyles for the aging population. In particular, it has directed its focus to the assisted living facilities industry, and the possibility it sees therein for integration of its concepts of improvement of health and quality of life. No final decisions in this respect have been made as of the time of this writing, however, the Company has viewed and evaluated certain facilities for possible acquisition.

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

The Company has few ongoing material contractual agreements. The Company has entered into a management services agreement with Aggressive American Capital Partners, Inc. for management services, at the rate of $30,000.00 per month. In addition, the Company has entered into an employment agreement with its President for remuneration of $10,000.00 per month.

For these and any other material commitments of the Company, the Company, facing a difficult financial environment in the public markets, may require the assistance of management and significant shareholders to continue to meet financial obligations and other needs within the near-term. The Company does intend, however, to first attempt to raise further financing through private placements with accredited investors.


Part II - Other Information

Item 1 - Legal Proceedings

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

The Company's only pending legal matter is that it is currently seeking action to compel arbitration or mediation, pursuant to contract, in order to resolve the option agreement dispute with Quest Research Group Inc. of Boston, Mass. Quest Research Group Inc. informed the Company in February, 2001 that it takes issue with the Company's performance under the present option agreement and wishes to terminate the same. In its review of this matter with counsel, the Company has discovered other resulting legal issues related to the position which the Company plans to advance, and has contacted Quest repeatedly to require mediation or arbitration as provided for in the option agreement. However, the Company has yet to receive any reply and has therefore retained counsel to pursue necessary legal channels to compel this alternative dispute resolution mechanism.

Item 2 - Changes in Securities

Refer to Notes to Financial statements attached hereto.


Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit 10.1 - Management agreement with Aggressive American Capital Partners, Inc.

     Reports on Form 8-K

          January 10, 2001 - Changes in Registrant's Certifying Accountant

          January  22, 2001 - Changes in Registrant's Certifying Accountant

          March 7, 2001 - Report disclosing dispute related to Quest Research Group, Inc.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Immulabs Corporation

May            , 2001                                  /s/ Bruce Deildal
         ------                               ----------------------------------
                                                                   Bruce Deildal
                                                          President and Director
May            , 2001                                  /s/ Ellen Luthy
         ------                               ----------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director