Form 10QSB
period 2001-06-30
IMMULABS CORP
filed 2001-08-14
CIK 1000686

IMMULABS CORPORATION



                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  August 14, 2001
                            Period End:  June 30, 2001


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

                For the quarterly period ended June 30, 2001

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
         August 13, 2001: 39,097,661
         ---------------------------

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

                Form 10-QSB for the Quarter ended June 30, 2001

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


Part I - Financial Information

Item 1 - Financial Statements


Immulabs Corporation
(A Development Stage Company)
Balance Sheet

                                                                                  June 30,    December 31,
                                                                                    2001          2000
                                                                                      $             $
                                                                                 (unaudited)    (audited)
                                                                                 ----------    ----------
                                      Asset

Current Asset

     Cash                                                                             3,922        55,838
                                                                                 ----------    ----------
                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                               264,578           366
     Accrued liabilities                                                               --           5,000
     Due to a related party [Note 4]                                                 31,000        15,000
                                                                                 ----------    ----------
                                                                                    295,578        20,366
                                                                                 ----------    ----------

Stockholders' Equity (Deficit) [Note 3]

     Preferred stock - no par value 50,000,000 shares authorized
     nil and 482,815 shares issued and outstanding respectively                        --            --

     Common stock - $0.001 par value 300,000,000 shares authorized
     39,097,661 and 39,161,428 shares issued and outstanding, respectively
     (with retroactive effect to a stock split and a stock consolidation) (See
     Note 3(a)(i) and (ii) for issuances and cancellation of shares)                 39,098        39,161

     Additional paid-in capital (Note 3(a)(ii)                                    6,711,536     6,734,583

     Stock based compensation - stock options (Note 3(a)(ii)                      1,780,977     2,058,989

     Deficit Accumulated During the Development Stage                            (8,823,267)   (8,797,261)
                                                                                 ----------    ----------
                                                                                   (291,656)       35,472
                                                                                 ----------    ----------
                                                                                      3,922        55,838
                                                                                 ==========    ==========




   (The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(A Development Stage Company)
Statement of Operations


                                                  Accumulated from
                                                 November 1, 1985        For the six months ended     For the three months ended
                                                (Date of Inception)               June 30,                      June 30,
                                                 to June 30, 2001            2001           2000           2001           2000
                                                         $                    $              $              $              $
                                                    (unaudited)          (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                -------------------     ------------   ------------   ------------   ------------
Revenues                                                   --                   --             --             --             --
                                                   ------------         ------------   ------------   ------------   ------------
Expenses
   General and Administrative
     Amortization                                         2,833               --              567           --             --
     Investor relations                                 170,716             15,074           --            2,500           --
     Management fees (Note 5(a))                        350,000            180,000           --           90,000           --
     Office                                                 560                367           --              125           --
     Professional fees
        Accounting and audit                             21,400              3,200         13,600            700           --
        Financial services                               56,266             56,266           --             --             --
        Legal - general corporate matters                19,207              1,171           --              875           --
        Legal - services rendered to a
         former attorney                                993,750               --           75,000           --           75,000
        Salaries                                         38,500             38,500           --           33,000           --
     Stock based compensation -
       stock options (Note 3(a)(ii))                  1,780,977           (278,012)       643,750           --          643,750
     Transfer agent and regulatory                       11,928              1,630           --              493           --
     Travel and promotion                                 7,111              3,310           --            2,630           --
                                                   ------------       ------------   ------------   ------------   ------------
                                                      3,453,248             21,506        732,917        130,323        718,750
                                                   ------------       ------------   ------------   ------------   ------------
   Selling and Marketing
     Advertising                                         89,238               --             --             --             --
     Marketing                                           13,500              4,500           --             --             --
     Option agreement written-off (Note 1)               15,000               --             --             --             --
                                                   ------------       ------------   ------------   ------------   ------------
                                                        117,738              4,500           --             --             --
                                                   ------------       ------------   ------------   ------------   ------------
Income (Loss) from Continuing Operations             (3,570,986)           (26,006)      (732,917)      (130,323)      (718,750)

Loss from Discontinued Operations                    (5,252,281)              --             --             --             --
                                                   ------------       ------------   ------------   ------------   ------------
Net Income (Loss) For The Period                     (8,823,267)           (26,006)      (732,917)      (130,323)      (718,750)
                                                   ============       ============   ============   ============   ============
Net Income (Loss) Per Share                                                 (0.001)        (0.041)        (0.003)        (0.021)
                                                                      ============   ============   ============   ============
Weighted Average Shares Outstanding (with
retroactive effect for a consolidation
and a stock split)                                                      39,052,000      1,777,000     39,098,000      3,448,000
                                                                      ============   ============   ============   ============


   (The accompanying notes are an integral part of these financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows

                                                             For the six months ended
                                                                     June 30,
                                                                2001          2000
                                                                 $             $
                                                            (unaudited)   (unaudited)
                                                             ----------    ----------
Cash Flows from Operating Activities:
   Net income (loss) for the period                             (26,006)     (732,917)
   Adjustments to reconcile net income (loss) to cash
      Common and preferred stock issued
         for services rendered                                   59,840        13,600
      Amortization                                                 --             567
      Stock based compensation - stock options                 (278,012)         --
Common stock issued for services rendered                          --              64
Change in non-cash working capital items
      Increase in accounts payable and accrued liabilities      176,262          --
                                                             ----------    ----------
Net Cash Used in Operating Activities                           (67,916)      (75,000)
                                                             ----------    ----------
Cash Flows from Financing Activities:
   Common shares issued                                            --          75,000
   Advances from a related party                                 16,000          --
                                                             ----------    ----------
Net Cash From Financing Activities                               16,000        75,000
                                                             ----------    ----------
Cash Flows to Investing Activities                                 --            --
                                                             ----------    ----------
Increase in Cash                                                (51,916)         --
Cash - Beginning of Year                                         55,838          --
                                                             ----------    ----------
Cash - End of Year                                                3,922          --
                                                             ----------    ----------
Non-Cash Financing Activities
   Shares cancelled and returned to treasury                    (82,950)         --
                                                             ==========    ==========
Supplemental Disclosures:
   Interest paid                                                   --            --
   Income taxes paid                                               --            --
                                                             ==========    ==========


   (The accompanying notes are an integral part of these financial statements)

Immulabs Corporation
(A Development Stage Company)
Notes to Financial Statements


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

Immulabs Corporation
(A Development Stage Company)
Notes to Financial Statements


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

Immulabs Corporation
(A Development Stage Company)
Notes to Financial Statements


3.   Share Capital (continued)

     (b)  Stock options (continued)

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
          ----------------------------------------------------------------------



4.   Related Party Balances

     The amount due to a related party includes $15,000 for the Assignment Agreement to acquire Quest and is non-interest bearing, unsecured and without specific terms of repayment. The remaining balance of $16,000 bears interest of 7%, is unsecured and without specific terms of repayment.

Immulabs Corporation
(A Development Stage Company)
Notes to Financial Statements


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

                                                            Immulabs Corporation

August 13, 2001                                  /s/ Bruce Deildal
---------------                               ----------------------------------
                                                                   Bruce Deildal
                                                          President and Director
August 13, 2001                                  /s/ Ellen Luthy
---------------                               ----------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director