Form 10QSB
period 2001-09-30
IMMULABS CORP
filed 2001-11-08
CIK 1000686

IMMULABS CORPORATION



                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  November 8, 2001
                            Period End:  September 30, 2001


                      Primary Exchange:  Over the Counter Bulletin Board
                                Ticker:  IMLB

                                Table of Contents



--------------------------------------------------------------------------------


                                 10QSB OTHERDOC

Item 1.........................................................................3
Balance Sheet..................................................................3
Income Statement...............................................................4
Cash Flow Statement............................................................5
Item 2........................................................................10
Part II.......................................................................13
Item 1........................................................................13
Item 2........................................................................14
Item 3........................................................................14
Item 4........................................................................14
Item 5........................................................................14
Item 6........................................................................14

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
                      ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File No. 0-26760
                    -------

                              Immulabs Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Colorado                                                              84-1286065
--------                                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No)

                       2nd Floor - 827 West Pender Street
                          Vancouver, BC V6C 3G8 Canada
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 763-6547
                          -----------------------------
                            Issuer's Telephone Number

                                       N/A
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1)   Yes     X        No              (2)   Yes     X        No
                ---             ---                    ---             ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                October 31, 2001

                           Common - 39,097,661 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes              No     X
                                                     ---             ---

                              Immulabs Corporation
                     (formerly North American Resorts, Inc.)

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                   14


Immulabs Corporation
(A Development Stage Company)
Balance Sheets


                                                                                       As at            As at
                                                                                   September 30,     December 31,
                                                                                       2001             2000
                                                                                         $                $
                                                                                    (unaudited)       (audited)
ASSET

Current Asset

  Cash                                                                                   2,162           55,838
--------------------------------------------------------------------------------------------------------------------

Total Asset                                                                              2,162           55,838
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

  Accounts payable                                                                     387,828              366
  Accrued liabilities                                                                        -            5,000
  Due to related party (Note 4)                                                         31,509           15,000
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                      419,337           20,366
--------------------------------------------------------------------------------------------------------------------


Stockholders' Equity (Deficit)

Preferred stock - no par value 50,000,000 shares authorized
nil and  482,815 shares issued and outstanding respectively                                  -                -

Common  Stock,  $0.001   par   value   300,000,000   shares
authorized  39,097,661  and  39,161,428  shares  issued and
outstanding respectively                                                                39,098           39,161

Stock based compensation                                                             6,711,536        6,734,583

Additional Paid-in Capital                                                           1,780,977        2,058,989

Deficit Accumulated During the Development Stage                                    (8,948,786)      (8,797,261)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                  (417,175)          35,472
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                     2,162           55,838
====================================================================================================================

Commitments and Contingencies (Notes 1 and 5)

    (The accompanying notes are an integral part of the financial statements)

Immulabs Corporation
(A Development Stage Company)
Statements of Operations


                                                 Accumulated from
                                                 November 1, 1985
                                               (Date of Inception)       Three Months Ended            Nine Months Ended
                                                 to September 30,           September 30,                September 30,
                                                          2001           2001           2000          2001          2000
                                                            $              $              $             $             $
                                                      (unaudited)    (unaudited)    (unaudited)   (unaudited)   (unaudited)
Revenue                                                         -              -              -             -             -
----------------------------------------------------------------------------------------------------------------------------

Expenses

General and Administrative

  Amortization                                              2,833              -              -             -           567
  Investor relations                                      170,716              -              -        15,074        13,600
  Management fees (Note 5(a))                             440,000         90,000        150,000       270,000       150,000
  Office                                                    1,951          1,391            118         1,758           118
  Professional fees
    Accounting and audit                                   22,000            600          3,188         3,800        10,500
    Financial services                                     56,266              -              -        56,266             -
    Legal - general corporate matters                      19,207              -         13,488         1,171        18,036
    Legal - services rendered to a
      former attorney                                     993,750              -        993,750             -       993,750
    Salaries                                               71,500         33,000              -        71,500             -
  Stock based compensation - stock
  options (Note 3(a)(ii))                               1,780,977              -        300,000      (278,012)      943,750
  Transfer agent and regulatory                            12,456            528          1,142         2,158         4,282
  Travel and promotion                                      7,111              -              -         3,310             -
----------------------------------------------------------------------------------------------------------------------------
                                                        3,578,767        125,519      1,461,686       147,025     2,134,603
----------------------------------------------------------------------------------------------------------------------------
Selling and Marketing

  Advertising                                              89,238              -              -             -             -
  Marketing                                                13,500              -              -         4,500             -
  Option agreement written-off (Note 1)                    15,000              -              -             -             -
----------------------------------------------------------------------------------------------------------------------------
                                                          117,738              -              -         4,500             -
----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                          3,696,505        125,519      1,461,686       151,525     2,134,603
----------------------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations                        (3,696,505)      (125,519)    (1,461,686)     (151,525)   (2,134,603)

Loss from Discontinued Operations                      (5,252,281)             -              -             -       (60,000)
----------------------------------------------------------------------------------------------------------------------------
Net Loss For the Period                                (8,948,786)      (125,519)    (1,461,686)     (151,525)   (2,194,603)
============================================================================================================================
Net Loss Per Share                                                         (0.01)         (0.04)        (0.01)        (0.12)
============================================================================================================================


Weighted Average Shares Outstanding
(with retroactive effect for a
consolidation and a stock split)                                      39,098,000     39,176,000    39,081,000    17,873,000
============================================================================================================================


    (The accompanying notes are an integral part of the financial statements)

Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows


                                                                          Nine months ended
                                                                            September 30,
                                                                       2001              2000
                                                                         $                 $
                                                                    (unaudited)       (unaudited)
Cash Flows from Operating Activities

  Net loss for the period                                             (151,525)       (2,194,603)

Adjustments to reconcile net loss to cash

  Common and preferred stock issued for services rendered               59,840         1,007,350
  Amortization                                                               -               567
  Stock based compensation - stock options                            (278,012)          943,750

Non-cash working capital item

  Increase in accounts payable and accrued liabilities                 299,512            50,000
-------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                  (70,185)         (192,936)
-------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Common shares issued                                                       -           225,001
  Increase in advances from a related party                             16,509                 -
-------------------------------------------------------------------------------------------------
Net Cash From Financing Activities                                      16,509           225,001
-------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities                                           -                 -
-------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                            (53,676)           32,065
Cash - Beginning of Period                                              55,838                 -
-------------------------------------------------------------------------------------------------
Cash - End of Period                                                     2,162            32,065
=================================================================================================
Non-Cash Financing Activities                                                                  -

  Shares cancelled and returned to treasury                             82,950                 -
=================================================================================================
Supplemental Disclosures

  Interest paid                                                              -                 -
  Income tax paid                                                            -                 -
=================================================================================================


    (The accompanying notes are an integral part of the financial statements)

Immulabs Corporation
(A Development Stage Company)
Notes to the Financial Statements


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

     On October 31, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white blood cells. Subsequent to the year end, Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised.

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

     Use of Estimates and Assumptions
     --------------------------------

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Year End
     --------

     The Company's fiscal year end is December 31.

     Cash and Equivalents
     --------------------

     For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

     Basic and Diluted Net Income (Loss) per Share
     ---------------------------------------------

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

     Accounting for Stock Based Compensation
     ---------------------------------------

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted subsequent to January 1, 1995 are recognized as compensation expense based on their fair market value at the date of grant.

     Interim Financial Statements
     ----------------------------

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

                                                    Shares          Weighted
                                                 Under Option       Average
                                                      #           Option Price
                                                                       $
          Beginning of period                      1,217,272            .77
          Granted                                          -              -
          Exercised                                        -              -
          --------------------------------------------------------------------
          End of period                            1,217,272            .77
          --------------------------------------------------------------------



4.   Related Party Balances

     The amount due to a related party includes $15,000 for the Assignment Agreement to acquire Quest and is non-interest bearing, unsecured and without specific terms of repayment. The remaining balance of $16,509 bears interest of 7%, is unsecured and without specific terms of repayment.

5.   Commitments

     (a) Effective July 1, 2000 the Company entered into a Management Agreement with Cyclone Financing Group Inc. ("Cyclone"), in the amount of $50,000 per month plus reasonable expenses. This amount represents a management fee payable for the management of the Company's affairs. As of December 31, 2000, $170,000 was paid under this agreement and $130,000 was forgiven by Cyclone. From January 1, 2001 to March 15, 2001 the monthly fee was reduced to $30,000 per month. On March 15, 2001, the agreement was terminated.

     (b)  Effective  March  16,  2001  the  Company  entered  into a  Management
          Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month.

     (c) On October 31, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white blood cells. Subsequent to the year end, Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised.

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

                                                            Immulabs Corporation

November 6, 2001                                  /s/ Bruce Deildal
----------------                              ----------------------------------
                                                                   Bruce Deildal
                                                          President and Director

November 6, 2001                                  /s/ Ellen Luthy
----------------                              ----------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director