Form 10KSB
period 2001-12-31
IMMULABS CORP
filed 2002-03-29
CIK 1000686

IMMULABS CORP



                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: March 29, 2002
                           Period End: Dec 31, 2001


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: IMLB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark one)
   XX           ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE SECURITIES
--------------  EXCHANGE ACT OF 1934
(Fee required)          For the fiscal year ended December 31, 2001
                                                  -----------------

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE -------------- ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File Number: 0-26760

                              IMMULABS CORPORATION
                     (Formerly NORTH AMERICAN RESORTS, INC.)
         Colorado                                             84-1286065
--------------------------                            --------------------------
 (State of incorporation)                              (IRS Employer ID Number)

            Suite 222 - 99 Begin St., Coquitlam, B.C. Canada V3K 6S5
                    -----------------------------------------
                    (Address of principal executive offices)

                                  (604)526-3567
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act Title of each class Name of each exchange on which registered
      Common Stock                               NASDAQ EXCHANGE
      ------------                               ---------------
       39,097,661

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

State issuer's revenues for its most recent year. (0)
                                                  ---
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. March 8,2002 $1,634,640.

The bid and asked price of the Company's stock as of March 8, 2002 was $0.05.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 8, 2002 39,097,661 common stock.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART 1

1. Description of Business                                                    3

2. Description of Property                                                    4

3. Legal Proceedings                                                          5

4. Submission of matters to a Vote of Shareholders                            5


PART 11

5. Market for Company's Common Stock
   and Related Stockholder Matters                                            5

6. Management's Discussion and Analysis
   or Plan of Operation                                                       8

7. Index to Financial Statements                                             11

8. Changes In and Disagreements with Accountants on
   Accounting and Financial Disclosure                                       11

PART III

9.  Directors, Executive Officers and Control Persons;
    Compliance with Section 16(b) of the Exchange Act.                       11

10. Executive Compensation                                                   11

12. Security Ownership of Certain Beneficial
    Owners and Management                                                    12

13. Certain Relationships and Related Transactions                           12

14. Exhibits and Reports on Form 8-K                                         12

Signatures                                                                   12

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

PART 1 - BUSINESS

(1) General:

         Immulabs Corp. was originally incorporated in Colorado in 1985 as Gemini Ventures,Inc.. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc. Effective September 1, 2000, as filed with the State of Colorado, the Company changed its name to Immulabs Corp.

         On May 30, 2000, the Company entered into a Stock Acquisition Agreement with the present owner for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $75,000. At the date of this transaction, the "fair market value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock.

         On February 1, 2000, the Company in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 2,000,000 pre-reverse split shares (2,000 post-reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney was responsible for securing the
Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition.

         In November 2000, Immulabs acquired the exlusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of the company itself. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company sought to commercialize.

   The first technology was the NTAssayTM - a new bioassay procedure that affords researchers the ability to harvest human oral neutrophilis (white cells essential to the human immune system) and keep them ion a living, viable state outside the body. Researchers may then test the effects that toxins or pollutants have on this vital part of the immune system without having to introduce toxins or pollutants into a living body. Immulabs believes that interest in the NTAssay (TM) would be worldwide.

         The second technology was developed through research incorporating the NTAssay(TM). Using the NTAssay(TM), Quest Research found that the smoke from just one cigarette severely and permanently damages white cells and thus, degrades the immune system. While it was common knowledge that cigarette smoke is dangerous and damaging, it was not commonly known that the smoke could also directly impair the body's ability to fight disease.

         With this knowledge and again using the NTAssay(TM), Quest developed an improved cigarette filter that was able to selectively remove the toxic ingredients in cigarette smoke responsible for this white cell destruction. White cells exposed to normal cigarette smoke from all brands tested, filtered or not, were devastated. But exposure to smoke filtered by the improved filter (named the Sensi Filter(TM) left the exposed white cells viable and functioning normally.

         With the exclusive rights to acquire secured, the Company had been performing its due diligence pursuant to its option contract with Quest in order to evaluate the technology and develop its commercialization strategy. However, Quest informed the Company in February 2001 that it took issue with the Company's performance under the present option agreement and wished to terminate the same. In its legal review of this matter, the Company discovered other resulting legal issues related to the position which the Company planed to advance in this regard, and contacted Quest to seek mediation or arbitration as provided for in the option agreement, and is still awaiting formal reply from Quest.

         In furtherance of its emphasis on health and wellness, the Company last year began considering and evaluation potential opportunities in the area of improved lifestyles for the aging population. In particular, it has directed its focus to the assisted living facilities industry, and the possibility it sees therein for integration of its concepts of improvement of health and quality of life. The Company continues to seek out opportunities in this area.

ITEM 2 - PROPERTY

The Company owns no property as of December 31, 2001; but maintains headquarters at 222 - 99 Begin St., Coquitlam, BC, Canada V3K 6R5.

ITEM 3 - LEGAL PROCEEDINGS:

         To the best of knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

         The Company has been perusing arbitration, mediation action to resolve the option agreement dispute with Quest Research Group Inc. of Boston, Mass. Quest Research Group Inc. informed the Company February, 2001 that it took issue with the present option agreement and wished to terminate the same. The Company had discovered other resulting legal issues related to the position which the Company plans to advance, and while awaiting formal reply from Quest, has learned that Quest has no assets, so it is unlikely that the Company can recover any damages.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

There were no matters put forward to shareholder vote during the year.

PART 11

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

         The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 39,097,661 shares issued and outstanding as of December 31, 2001. There are currently issued and outstanding 39,097,661 as of March 8, 2002. There are 50,000,000 authorized shares of Preferred stock of no par value and no issued and outstanding shares at December 31, 2001.

As at December 31, 2001 there are no outstanding warrants.



As at December 31, 2001 there were 1,437,272 outstanding options per the table below:

------------ -------- -------- ---------- -------- -------- -------- --------- ----------
Options      Grant    Exercise Exercise   Exercise Exercise Proceeds Pre-split Post-Split
Holder       Date     Number   Price(1)   Date     Number            Balance   Balance
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
Bruce        6/30/00  150,000  $1.00      6/30;7/6 150,000  $150,000 0         0
Deildal
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
B.Traub      8/31/00  300,000  $5.50;0.80 9/11/00  180,682  (2)      119,318   477,272
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
Bart         10/27/00 100,000  $$5.00     10/27/00 20,000   $100,000 80,000    320,000
Deildal
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
                               $1.25;0.75 11/2/00  20,000   $25,000            300,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
Bruce        10/26/00 100,000  $0.80               0                 100,000   400,000
Deildal
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
R.Monson     11/3/00  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
W.Gacsi      11/3/00  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
E.Luthy      11/3/00  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
P.Ferronato  11/3/00  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
W.Gacsi      1/23/01  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
R.Monson     1/23/01  10,000   $0.75               0                            10,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------
B.Traub      3/16/01  200,000  $0.001              0                           200,000
------------ -------- -------- ---------- -------- -------- -------- --------- ----------

         (1) Option grants dated before November 1, 2000 are reported at pre-split and post-split prices. On January 23, 2001 all qualified and non-qualified stock options were reprises to $0.80 and $0.75 respectively.

         (2) The Company's debt to Mr. Traub ($993,750) was retired by way of Mr. Traub exercising stock options.

The Registrant's common stock currently trades on the OTC Bulletin Board under the trading symbol IMLB. It had traded on the OTC Bulletin Board under the trading symbol NIAR until February 2000, when it was placed on the Pink sheets for failure to make the necessary SEC filings in a timely manner. Upon completion of the SEC filings, the Company was placed back of the OTC Bulletin Board during May, 2000.

The following tables sets forth the range of high and low closing bid prices for the common stock for the periods as reported by Big Charts.com Historical Quotes.

                                                 Common Stock
Calendar Year 2001                          Low               High
------------------                          ---               ----
First Quarter                               $1.1875           $0.375
Second Quarter                              $0.375            $0.28
Third Quarter                               $0.28             $0.15
Fourth Quarter                              $0.15             $0.09
Calendar year 2000                          Low               High
------------------                          ---               ----
First Quarter                               $0.005            $0.025
Second Quarter                              $0.0156           $8.50
Third Quarter                               $4.75             $8.50
Fourth Quarter*                             $1.125           $2.906
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

PREFERRED STOCK

As of December 31, 2001 there were no shares of Preferred stock issued and outstanding. During the year 2000, 482,815 shares of Preferred stock were converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.

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

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc. located at 14675 Midway Road, Suite 221, Dallas, Texas 75244.



SALES OF SECURITIES:

Pursuant to an open Registration Statement on Form S-8, the Company issued common stock to the following individuals or entities for either cash or professional services:

During the year the Company issued a total of 140,833 shares to various consultants at a total fair market value of $59,840 for investor relations and financial advisory services:

From January 3 to January 17, 2001 the Company issued a total of 7,500 restricted common shares to Meegan Capital Group for consulting services.

On February 5, 2001 the Company issued a total of 133,333 restricted common shares (American Investment Services, Inc.- 66,667; Barry Migliorini - 33,333; Joe Stapley - 33,333) for financial advisory services.

On January 23, 2001 the Company reprised all outstanding 2000 Qualified Plan stock options to $0.80 and 2000 Non-Qualified stock options to $0.75.

On January 23, 2001 the Company granted non-qualified options to purchase 10,000 shares each at an exercise price of $0.75 per share to directors, Warren C. Gasci and Richard Monson.

On March 16, 2001 the Company non-qualified options to purchase 200,000 shares at an exercise price of $0.001 per share to Ben Traub for consulting services.

ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

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

The Company has few ongoing material contractual agreements. Its management agreement with Cyclone Financing Group Inc. ("Cyclone"), dated July 1, 2000, provided for a monthly charge to the Company of $50,000.00 for all management and incubation services including accounting, general legal, complianc administrative, communications, clerical, mergers and acquisitions advise, and other necessary and incidental services. This contract was amended January 1, 2001 to provide for a reduced monthly fee of $30,000.00 for these services; but was terminated on March 15, 2001 by mutual agreement.

On March 16, 2001 the Company entered into a management services agreement with Aggressive American Capital Partners, Inc. for the provision of similar services, at the rate of $30,000.00 per month. In addition the Company entered into a one-year employments agreement with its president for remuneration of $10,000.00 per month.

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

Change of Control:

There was no change of control during 2001.

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

ITEM 7 - INDEX TO FININCIAL STATEMENT:

The required accompanying financial statements begin on page F-1 of this document preceeded by report of independent auditors.

ITEM 8 -  CHANGES  IN ACCOUNTANTS

There was no change in accountants during the year 2001. Manning Elliott, Chartered Accountants continues to serve as the Company auditors.

PART III

ITEM 9 - OFFICERS AND DIRECTORS:

The current officers and directors of Registrant are as follows:

    Name                        Position
Bruce Deildal          President, Chief Executive Officer and Director
Ellen Luthy            Secretary-Treasurer, Chief Financial Officer and Director
Warran C. Gacsi        Director

From August 28, 2000 to April 30, 2001 Mr. Richard Monson also served as a director of the Company.

ITEM 10 - EXECUTIVE COMPENSATION:

None of the current officers or directors receives or has received any compensation or salary from the Registrant. The Registrant does not anticipate entering into Employment Agreements with any of its current officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending Board meetings.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 8, 2002 the outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own befeficially, more than 5% of common stock, and the shareholdings of all Executive Officers and Directors as a group on a fully diluted basis.

                                        Number of
       Name                            Shares owned       Class     Percent
       ----                            ------------      -------    -------

Bruce Deildal                            32,512,800      Common      83.15%
 Includes (31,940,000 shares -Aggressive American Partners Inc.)

Ellen Luthy
      Secretary-Treasurer and Director      110,000      Common        .28%

Warren C. Gacsi
      Director                               33,600      Common        .18%
                                                                     ------

Group Total                                                          83.61%
                                                                     ------


ITEM 14 - EXHIBITS AND REPORTS ON FROM 8-K

(a)      The following documents are filed as Exhibits to this Registration.


         Exhibit  Management  Agreement - Aggressive  American Capital Partners,
         Inc.

(b)      Reports on Form 8-K; None

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMULABS CORPORATION

By  /s/  Bruce Deildal                                     Dated: March 22, 2002
   -------------------------------
         Bruce Deildal, President

By  /s/  Ellen Luthy                                       Dated: March 22, 2002
   -------------------------------
         Ellen Luthy, Secretary

By  /s/  Warren C. Gacsi                                   Dated: March 22, 2002
   -------------------------------
         Warren C. Gacsi, Director

   MANNING ELLIOTT           11TH floor, 2050 West Pender Street, Vancouver, BC,
                             Canada V6E 3S7
CHARTERED ACCOUNTANTS        Phone:604.714.3600 Fax:604.714.3669
                             Web:manningelliottcom

                         Report of Independent Auditors'
                         -------------------------------


To The Board of Directors and Stockholders of Immulabs Corporation
(A Development Stage Company)

We have  audited the  accompanying  balance  sheets of Immulabs  Corporation  (A
Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immulabs Corporation (A Development Stage Company), as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.



Chartered Accountants

Vancouver, Canada

March 19, 2002


Immulabs Corporation
(A Development Stage Company)
Balance Sheets


                                                                   As at         As at
                                                                December 31,  December 31,
                                                                    2001          2000
                                                                     $             $
ASSETS

Current Assets

Cash                                                                2,276        55,838
---------------------------------------------------------------------------------------

Total Assets                                                        2,276        55,838
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable (Notes 3(b)(vi) and 5(b))                        472,597           366
Accrued liabilities                                                 3,792         5,000
Due to a related party (Note 4)                                    32,400        15,000
---------------------------------------------------------------------------------------
Total Liabilities                                                 508,789        20,366
---------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Preferred stock - no par value 50,000,000 shares authorized;
none issued                                                          --            --

Common  Stock, $0.001 par value 300,000,000 shares
authorized 39,097,661 and 39,161,428 shares issued and
outstanding, respectively                                          39,098        39,161

Additional Paid-in Capital                                      6,711,536     6,734,583

Stock based compensation                                        1,873,815     2,058,989

Deficit Accumulated During the Development Stage               (9,130,962)   (8,797,261)
---------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                             (506,513)       35,472
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                2,276        55,838
---------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 5)

   (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Operations


                                                   Accumulated from
                                                   November 1, 1985       For the Years
                                                 (Date of Inception)          Ended
                                                   to December 31,         December 31
                                                         2001           2001          2000
                                                          $              $              $

Revenue                                                   --             --             --
--------------------------------------------------------------------------------------------
Expenses

General and Administrative

Accounting and audit                                    25,800          7,600         18,200
Amortization                                             2,833           --              567
Financial services                                      56,266         56,266           --
Investor relations                                     170,786         15,144        155,642
Legal (Note 3(b)(iii))                               1,013,007          1,221      1,011,786
Management fees (Notes 5(a) and (b))                   492,000        322,000        170,000
Office                                                   2,187          1,994            193
Salaries                                               104,500        104,500           --
Stock based compensation (Note 3(b)(ii) and (c))     1,873,815       (185,174)     2,058,989
Transfer agent and regulatory                           12,638          2,340         10,298
Travel and promotion                                     7,111          3,310          3,801
--------------------------------------------------------------------------------------------
                                                     3,760,943        329,201      3,429,476
--------------------------------------------------------------------------------------------
Selling and Marketing

Advertising                                             89,238           --           89,238
Marketing                                               13,500          4,500          9,000
Option agreement written-off                            15,000           --           15,000
--------------------------------------------------------------------------------------------
                                                       117,738          4,500        113,238
--------------------------------------------------------------------------------------------
Total Expenses                                       3,878,681        333,701      3,542,714
--------------------------------------------------------------------------------------------
Loss from Continuing Operations                     (3,878,681)      (333,701)    (3,542,714)

Loss from Discontinued Operations                   (5,252,281)          --          (60,000)
--------------------------------------------------------------------------------------------

Net Loss For the Period                             (9,130,962)      (333,701)    (3,602,714)
--------------------------------------------------------------------------------------------


Net Loss Per Share - Basic                                              (0.01)         (0.19)
--------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding                                39,086,000     20,000,000
--------------------------------------------------------------------------------------------

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
    (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity


                                                                                                     Additional
                                               Preferred Stock                 Common Stock            Paid-in      Accumulated
                                            Shares         Amount         Shares         Amount        Capital        Deficit
                                              #              $              #              $              $              $
Balance at December 31, 1999                     483      1,471,583        415,268            415      3,723,116     (5,194,547)
Issuance of common stock for services           --             --            8,000              8         13,592           --
Conversion of preferred stock to
  common on a 1 for 1 basis                     (483)    (1,471,583)         1,932              2      1,471,581           --
Issuance of common stock for cash               --             --       38,000,000         38,000         37,000           --
Issuance of common stock for cash
  pursuant to options exercised                 --             --          680,000            680        249,320           --
Issuance of common stock for
  settlement of debt pursuant to
  options exercised                             --             --          722,728            722        993,028           --
Issuance of common stock for services
  (Note 3(b)(iv))                               --             --           24,000             24         34,476           --
Common stock cancelled and returned to
  treasury                                      --             --       (1,200,000)        (1,200)          --             --
Reissuance of common stock previously
  returned to treasury                          --             --          300,000            300            900           --
Issuance of common stock for cash
  pursuant to options exercised                 --             --           20,000             20         24,980           --
Issuance of common stock for services           --             --          189,500            190        186,590           --
Net loss for the year                           --             --             --             --             --       (3,602,714)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                    --             --       39,161,428         39,161      6,734,583     (8,797,261)
Issuance of common stock for services           --             --          140,833            141         59,699           --
Common stock cancelled and returned to
  treasury pursuant to options
  rescinded (Note 3(b)(vi))                     --             --         (204,600)          (204)       (82,746)          --
Net loss for the year                           --             --             --             --             --         (333,701)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                    --             --       39,097,661         39,098      6,711,536     (9,130,962)
===============================================================================================================================


The number of shares issued has been restated to reflect a consolidation of common stock on a 1 new for 1,000 old basis on May 30, 2000 followed by a split of common stock on a 4 new for 1 old basis on November 2, 2000.

                                      F-3
   (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows


                                                                 Accumulated from
                                                                 November 1, 1985
                                                               (Date of Inception) For the years ended
                                                                 to December 31,       December 31,
                                                                       2001         2001          2000
                                                                        $             $             $

Cash Flows from Operating Activities

Net loss for the period                                           (9,130,962)     (333,701)   (3,602,714)

Adjustments to reconcile net loss to cash

Amortization                                                           2,833          --             567
Option agreement written-off                                          15,000          --          15,000
Discontinued operations                                              468,835          --            --
Stock based compensation                                           5,791,709      (125,334)    3,287,619

Change in non-cash working capital items

Increase in accounts payable and accrued liabilities                 393,439       388,073         5,366
--------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                             (2,459,146)      (70,962)     (294,162)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Proceeds from shares issued                                        2,444,022          --         350,000
Advances from a related party                                         17,400        17,400          --
--------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                                 2,461,422        17,400       350,000
--------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities                                      --            --            --
--------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                            2,276       (53,562)       55,838

Cash - Beginning of Period                                              --          55,838          --
--------------------------------------------------------------------------------------------------------

Cash - End of Period                                                   2,276         2,276        55,838
========================================================================================================
Non-Cash Financing Activities

Shares issued for services rendered                                3,917,894        59,840     1,228,630

Shares issued pursuant to asset acquisitions                         481,668        15,000          --
========================================================================================================
Supplemental Disclosures

Interest paid                                                          2,785          --            --
Income tax paid                                                         --            --            --
========================================================================================================

                                      F-4
   (The accompanying notes are an integral part of the financial statements)

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

     On October 1, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white blood cells. Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised. Further to this the Company has learned that Quest has no assets; so it is unlikely that the Company can recover any damages.

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to find a business, complete its acquisition and then execute upon its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

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

     Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. The Company operates in Canada virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted subsequent to January 1, 1995 are recognized as compensation expense based on their fair market value at the date of grant.

3.   Share Capital

     (a)  Preferred Stock

     On March 21, 2000, subsequent to the second anniversary date of the last issuance of preferred stock, the Company converted 100% of the issued and outstanding preferred stock into 1,932 shares of restricted, unregistered common stock.

     (b)  Common Stock

          (i) On February 1, 2000, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 8,000 shares of unregistered, restricted common stock into the escrow account of the Company's corporate attorney. The attorney was responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated average quoted market price of $0.0136 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at $0.0068 per share, or $13,600 in total, as the "fair market value", of this transaction.

          (ii) On May 30, 2000, the Company entered into a Stock Subscription Agreement with the former President and Chief Executive Officer for the purchase of 38,000,000 shares of restricted, unregistered common stock for cash proceeds of $75,000.

          (iii)In  October  1999,  in  connection   with  a  Stock   Acquisition
               Agreement,   the  Company  agreed  to  issue  300,000  shares  of
               restricted, unregistered common stock in April 2000 to the Company's former corporate attorney for services rendered in connection with the Stock Acquisition Agreement. This obligation was satisfied on behalf of the Company by the Company's then
               President and Chief Executive Officer with the transfer of 300,000 shares of the Company's restricted unregistered common stock owned by the Company's President and Chief Executive Officer. The Company recognized a charge to operations of $993,750 for the fair value of these shares, as calculated using a discount of 50.0% of the quoted closing price of the Company's common stock on the date of settlement. The Company's President and Chief Executive Officer was given credit for this payment against the amount due on the exercise of options to purchase 722,728 shares.

          (iv) During fiscal 2000 the Company issued 213,500 shares to various consultants for fair market value consideration of $221,280 for investor relations and advertising services.

          (v) During the year the Company issued 140,833 shares to various consultants at a total fair market value of $59,840 for investor relations and financial advisory services.

          (vi) During the year certain stock options were rescinded and 204,600 shares were cancelled and returned to treasury. The cash consideration of $82,950, received in fiscal 2000, is repayable to the optionees. Stock based compensation of $278,012 was reversed.

     (c)  Stock options

          On June 30, 2000, the company filed a Form S-8 Registration statement under The Securities Act of 1933 with the U.S. Securities and Exchange Commission to register 2,800,000 shares of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan ("2000 NQPlan"). This 2000 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan.

          On June 30, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U.S. Securities and Exchange commission to register 3,200,000 shares of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan ("2000 QPlan"). This 2000 QPlan is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ. Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the 2000 QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the
          (i) par value of the Company's Common Stock or (ii) the fair market value of the Company's stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date.

          On June 30, 2000, the Company granted options to purchase 600,000 shares at an exercise price of $1.00 per share under the 2000 NQPlan to an individual providing acquisition and merger consulting services. These options were exercised in fiscal 2000.

          On August 31, 2000, the Company granted options to the Company's former President and Chief Executive Officer to purchase 1,200,000 shares at an exercise price of $5.50 per share under the 2000 NQPlan as to 400,000 shares and the 2000 QPlan as to 800,000 shares. The former President exercised QPlan options to acquire 722,728 shares on September 11, 2000.

          On October 17, 2000 the Company granted options to purchase 400,000 shares at an exercise price of $5.00 per share under the 2000 NQPlan to a consultant. The consultant exercised options to acquire 100,000 shares during fiscal 2000.

          On October 27, 2000 the Company granted options to purchase 400,000 shares at an exercise price of $11.25 per share under the 2000 NQPlan to the President of the Company.


          On November 3, 2000 the Company granted options to purchase 40,000 shares at an exercise price of $2.50 per share under the 2000 NQPlan to various directors, officers and consultants of the Company.

          On January 23, 2001 the Company repriced all outstanding 2000 QPlan stock options to $0.80 and 2000 NQPlan stock options to $0.75.


          On January 23, 2001 the Company granted options to purchase 20,000 shares at an exercise price of $0.75 per share under the 2000 NQPlan to two directors of the Company.

          On March 16, 2001 the Company granted options to purchase 200,000 shares at an exercise price of $0.001 per share under the 2000 NQ Plan to a consultant of the Company.

                                                                      Weighted
                                                     Shares           Average
                                                  Under Option      Option Price
                                                       #                 $

          Beginning of year                        1,217,272            0.77
          Granted                                    220,000            0.07
          Exercised                                     --               --
          ----------------------------------------------------------------------

          End of year                              1,437,272             .66
          ----------------------------------------------------------------------



4.   Related Party Transactions and Balances

     The amount due to a related party is non-interest bearing, unsecured and without specific terms of repayment except for $17,400 which bears interest at 7% per annum.


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

     (b) Effective March 16, 2001 the Company entered into a management agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a company controlled by the President. Pursuant to this agreement the Company is to pay $30,000 per month. As at December 31, 2001 $300,063 has not been paid and is included in accounts payable.

     (c) On October 31, 2000, the Company entered into an assignment agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a company controlled by the President. Pursuant to this agreement the Company obtained the exclusive right to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white blood cells. Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised.