Form 10QSB
period 2002-03-31
IMMULABS CORP
filed 2002-05-15
CIK 1000686

IMMULABS CORPORATION



                          Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: May 15, 2002
                           Period End: March 31, 2002


                     Primary Exchange: Over the Counter Bulletin Board
                               Ticker: IMLB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
                      --------------

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

                              222 - 99 Begin Street
                          Coquitlam, BC V3K 6R5 Canada
                  --------------------------------------------
                                 (604) 526-3567
                          -----------------------------

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                  May 10, 2002

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

                Form 10-QSB for the Quarter ended March 31, 2002

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


Part I - Item 1

Immulabs Corporation
(A Development Stage Company)
Balance Sheets


                                                                              As at       As at
                                                                            March 31,  December 31,
                                                                              2002          2001
                                                                                $           $
                                                                           (unaudited)  (audited)
ASSETS

Current Assets

Cash                                                                            1,930         2,276
---------------------------------------------------------------------------------------------------
Total Assets                                                                    1,930         2,276
===================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Notes 3(a)(ii) and 5(b))                                    595,823       472,597
Accrued liabilities                                                             4,592         3,792
Loans from a related party (Note 4)                                            32,400        32,400
---------------------------------------------------------------------------------------------------

Total Liabilities                                                             632,815       508,789
---------------------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock - no par value 50,000,000 shares authorized; none issued         --            --

Common Stock,  $0.001 par value 300,000,000  shares  authorized
39,097,661 shares issued and outstanding                                       39,098        39,098

Additional Paid-in Capital                                                  6,711,536     6,711,536

Stock based compensation                                                    1,873,815     1,873,815

Deficit Accumulated During the Development Stage                           (9,255,334)   (9,130,962)
---------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                  (630,885)     (506,513)
---------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                     1,930         2,276
===================================================================================================

Commitments and Contingencies (Notes 1 and 5)

   (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Operations


                                                Accumulated from
                                                November 1, 1985      For the Three Months
                                              (Date of Inception)            Ended
                                                  to March 31,             March 31
                                                       2002           2002           2001
                                                        $              $              $
                                                   (unaudited)    (unaudited)    (unaudited)

Revenue                                                   --             --             --
--------------------------------------------------------------------------------------------


Expenses

General and Administrative

Accounting and audit                                    26,300            500          2,500
Amortization                                             2,833           --             --
Financial services                                      56,266           --           56,266
Investor relations                                     170,786           --           12,574
Legal                                                1,013,007           --              296
Management fees (Notes 5(a) and (b))                   582,000         90,000         90,000
Office                                                   2,559            372            242
Salaries                                               137,500         33,000          5,500
Stock based compensation (Note 3(a)(ii) and (b))     1,873,815           --         (278,012)
Transfer agent and regulatory                           13,138            500          1,137
Travel and promotion                                     7,111           --              680
--------------------------------------------------------------------------------------------

                                                     3,885,315        124,372       (108,817)
--------------------------------------------------------------------------------------------

Selling and Marketing

Advertising                                             89,238           --             --
Marketing                                               13,500           --            4,500
Option agreement written-off                            15,000           --             --
--------------------------------------------------------------------------------------------

                                                       117,738           --            4,500
--------------------------------------------------------------------------------------------

Total Expenses                                       4,003,053        124,372       (104,317)
--------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations            (4,003,053)      (124,372)       104,317
--------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations          (5,252,281)          --             --
 --------------------------------------------------------------------------------------------

Net Income (Loss) For the Period                    (9,255,334)      (124,372)       104,317
============================================================================================


Net Income (Loss) Per Share - Basic                                      (.01)           .01
============================================================================================


Weighted Average Shares Outstanding                                39,098,000     39,052,000
============================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows


                                                        For the Three Months
                                                                Ended
                                                              March 31,
                                                        2002          2001
                                                          $             $
                                                     (unaudited)   (unaudited)

Cash Flows to Operating Activities

Net loss for the period                                (124,372)      104,317

Adjustments to reconcile net loss to cash

Stock based compensation                                   --        (218,172)

Change in non-cash working capital items

Increase in accounts payable and accrued liabilities    124,026        54,761
-----------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (346)      (59,094)
-----------------------------------------------------------------------------

Cash Flows from Financing Activities

Advances from a related party                              --           5,000
-----------------------------------------------------------------------------

Net Cash From Financing Activities                         --           5,000
-----------------------------------------------------------------------------

Cash Flows to Investing Activities                         --            --
 -----------------------------------------------------------------------------

Decrease in Cash                                           (346)      (54,094)

Cash - Beginning of Period                                2,276        55,838
 -----------------------------------------------------------------------------

Cash - End of Period                                      1,930         1,744
=============================================================================

Non-Cash Financing Activities

Shares cancelled and returned to treasury                  --         (82,950)
=============================================================================

Supplemental Disclosures

Interest paid                                              --            --
Income tax paid                                            --            --
=============================================================================

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

     From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida which were then controlled by the Company and the operation of Cypress Island Preserve as a tourist destination. During 1998, the Company liquidated its holdings in these ventures and discontinued all operations. With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital.

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

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to find a business, complete its acquisition and then execute upon its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations.

2.   Summary of Significant Accounting Policies

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

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted are recognized as compensation expense based on their fair market value at the date of grant.

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


3.   Share Capital

     (a)  Common Stock

          (i) During fiscal 2001 the Company issued 140,833 shares to various consultants at a fair market value of $59,840 for investor relations and financial advisory services.

          ii) During fiscal 2001 certain stock options were rescinded and 204,600 shares were cancelled and returned to treasury. The cash consideration previously received of $82,950 is repayable to the optionees and included in accounts payable. Stock based compensation of $278,012 was reversed.

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

     n November 3, 2000 the Company granted options to purchase 40,000 shares at an exercise price of $2.50 per share under the 2000 NQPlan to various directors, officers and consultants of the Company.

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

                                                Weighted
                                  Shares         Average      Remaining
                              Under Option     Option Price    Life in
                                    #                $          months

     Beginning of period        1,437,272           0.65           104
     Granted                         --                           --
     Exercised                       --                           --
     -----------------------------------------------------------------

     End of period              1,437,272           0.65           101
     =================================================================



4.   Related Party Transactions and Balances

     The amounts due to a related party represent cash loans and are non-interest bearing, unsecured and without specific terms of repayment except for $17,400 which bears interest at 7% per annum. Accrued interest of $1,092 has been charged to operations and included in accrued liabilities.


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

     (b)  Effective  March  16,  2001  the  Company  entered  into a  Management
          Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month. As at March 31, 2002 unpaid fees of $375,000 are included in accounts payable.

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

(2)  Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company continues actively seeking a suitable merger or acquisition candidate(s).

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

The current management group continues to actively seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. The Company's initial mission was to primarily acquire revolutionary BioTech/BioMed technologies that were near market readiness and to develop those technologies for global commercialization. To this end, in November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of the company itself. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company sought to commercialize. Quest subsequently disputed the Option Agreement; and the Company sought arbitration and legal recourse. However the Company determined that it was unlikely that the Company could recover any damages because Quest has no assets.

In furtherance of its emphasis on health and wellness, the Company then began evaluating potential opportunities in the area of improved lifestyles for the aging population. However to date, no agreements have been reached. Nor is the Company restricting it's search to this one exclusive area.

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

The Company has two ongoing material contractual agreements. The Company has entered into a management services agreement with Aggressive American Capital Partners, Inc. for management services, at the rate of $30,000.00 per month. In addition, the Company has entered into an employment agreement with its President for remuneration of $10,000.00 per month.

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

Item 2 - Changes in Securities
None during current year - Refer to Notes to Financial statements.

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
                                                            Immulabs Corporation
May 10, 2002                                                   /s/ Bruce Deildal
----------------                              ----------------------------------
                                                                   Bruce Deildal
                                                          President and Director
May 10, 2002                                                     /s/ Ellen Luthy
----------------                              ----------------------------------
                                                                     Ellen Luthy
                       Chief Financial Officer, Secretary-Treasurer and Director