Form 10QSB
period 2002-06-30
IMMULABS CORP
filed 2002-07-30
CIK 1000686

IMMULABS CORPORATION



                          Filing Type:  10QSB
                          Description: Quarterly Report
                          Filing Date:  July 30, 2002
                          Period End: June 30, 2002


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: IMLB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002
                      -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-26760
                    -------

                              Immulabs Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Colorado                                                              84-1286065
--------                                                              ----------

(State or Other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No)

                               222-99 Begin Street
                              Coquitlam, BC V3K 6R5
--------------------------------------------------------------------------------

                    (Address of Principal Executive Offices)

                                  604-526-3567
--------------------------------------------------------------------------------

                            Issuer's Telephone Number

                       2nd Floor - 827 West Pender Street
                          Vancouver, BC V6C 3G8 Canada
--------------------------------------------------------------------------------

          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1)   Yes   X      No             (2)      Yes   X      No
              ---         ----                     ---         ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: July 15, 2002

                           Common - 39,097,661 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format       Yes         No  X
                                                     ---       ---

                              Immulabs Corporation

                 Form 10-QSB for the Quarter ended June 30, 2002

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


Part I - Financial Information

Item 1 - Financial Statements


Immulabs Corporation
(A Development Stage Company)
Balance Sheets


                                                                              As at        As at
                                                                            June 30,    December 31,
                                                                              2002           2001
                                                                                $             $
                                                                           (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                            4,312         2,276
Prepaid expense                                                                   373          --
----------------------------------------------------------------------------------------------------
Total Assets                                                                    4,685         2,276
====================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Notes 3(a)(ii) and 5(b))                                    717,150       472,597
Accrued liabilities                                                             1,438         3,792
Loans from related parties (Note 4)                                            40,900        32,400
----------------------------------------------------------------------------------------------------
Total Liabilities                                                             759,488       508,789
----------------------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock - no par value 50,000,000 shares authorized; none issued         --            --

Common Stock, $0.001 par value 300,000,000 shares authorized
39,097,661 shares issued and outstanding                                       39,098        39,098

Additional Paid-in Capital                                                  6,711,536     6,711,536

Stock based compensation                                                    1,873,815     1,873,815

Deficit Accumulated During the Development Stage                           (9,379,252)   (9,130,962)
----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                  (754,803)     (506,513)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                     4,685         2,276
====================================================================================================

Commitments and Contingencies (Notes 1 and 5)

   (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)


                                                 Accumulated from          For the Three                 For the Six
                                                 November 1, 1985             Months                        Months
                                                (Date of Inception)            Ended                        Ended
                                                    to June 30,               June 30                      June 30
                                                       2002            2002           2001           2002           2001
                                                         $               $              $              $              $


Revenue                                                   --              --             --             --             --
---------------------------------------------------------------------------------------------------------------------------

Expenses

General and Administrative

Accounting and audit                                    26,300            --              700            500          3,200
Amortization                                             2,833            --             --             --             --
Financial services                                      56,266            --             --             --           56,266
Investor relations                                     170,786            --            2,500           --           15,074
Legal                                                1,013,007            --              875           --            1,171
Management fees (Notes 5(a) and (b))                   672,000          90,000         90,000        180,000        180,000
Office                                                   3,000             441            125            813            367
Salaries                                               170,500          33,000         33,000         66,000         38,500
Stock based compensation (Note 3(a)(ii) and (b))     1,873,815            --             --             --         (278,012)
Transfer agent and regulatory                           13,615             477            493            977          1,630
Travel and promotion                                     7,111            --            2,630           --            3,310
---------------------------------------------------------------------------------------------------------------------------
                                                     4,009,233         123,918        130,323        248,290         21,506
---------------------------------------------------------------------------------------------------------------------------
Selling and Marketing

Advertising                                             89,238            --             --             --             --
Marketing                                               13,500            --             --             --            4,500
Option agreement written-off                            15,000            --             --             --             --
---------------------------------------------------------------------------------------------------------------------------
                                                       117,738            --             --             --            4,500
---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                       4,126,971         123,918           --          248,290         26,006
 ---------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations            (4,126,971)       (123,918)      (130,323)      (248,290)       (26,006)

Income (Loss) from Discontinued Operations          (5,252,281)           --             --             --             --
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) For the Period                    (9,379,252)       (123,918)      (130,323)      (248,290)       (26,006)
===========================================================================================================================

Net Income (Loss) Per Share - Basic                       --               --             --             (.01)         --
===========================================================================================================================

Weighted Average Shares Outstanding                       --         39,098,000     39,098,000     39,098,000    39,052,000
===========================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The accompanying notes are an integral part of the financial statements)

Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)


                                                        For the Six Months
                                                              Ended
                                                             June 30,
                                                         2002        2001
                                                           $           $


Cash Flows to Operating Activities

Net loss for the period                                (248,290)    (26,006)

Adjustments to reconcile net loss to cash

Common stock issued for services rendered                  --        59,840
Stock based compensation                                   --      (278,012)

Change in non-cash working capital items

Increase in prepaid expense                                (373)       --
Increase in accounts payable and accrued liabilities    242,199     176,262
---------------------------------------------------------------------------
Net Cash Used in Operating Activities                    (6,464)    (67,916)
---------------------------------------------------------------------------

Cash Flows from Financing Activities

Advances from related parties                             8,500      16,000
---------------------------------------------------------------------------

Net Cash From Financing Activities                        8,500      16,000
---------------------------------------------------------------------------

Cash Flows to Investing Activities                         --          --
 ---------------------------------------------------------------------------

Increase (Decrease) in Cash                               2,036     (51,916)

Cash - Beginning of Period                                2,276      55,838
---------------------------------------------------------------------------

Cash - End of Period                                      4,312       3,922
===========================================================================

Non-Cash Financing Activities

Shares cancelled and returned to treasury                  --       (82,950)
===========================================================================

Supplemental Disclosures

Interest paid                                              --          --
Income tax paid                                            --          --
===========================================================================

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

          (ii) During fiscal 2001 certain stock options were rescinded and 204,600 shares were cancelled and returned to treasury. The cash consideration previously received of $82,950 is repayable to the optionees and included in accounts payable. Stock based compensation of $278,012 was reversed.

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

                                                         Weighted
                                            Shares        Average      Remaining
                                         Under Option  Option Price     Life in
                                               #             $           months


     Beginning of period                   1,437,272          0.65           104
     Granted                                    --                          --
     Exercised                                  --                          --
     ---------------------------------------------------------------------------

     End of period                         1,437,272          0.65            98
     ===========================================================================


4.   Related Party Transactions and Balances

     (a) The amounts due to related parties represent cash loans and are non-interest bearing, unsecured and without specific terms of repayment except for $25,900 which bears interest at 7% per annum. Accrued interest of $1,438 has been charged to operations and included in accrued liabilities.

     (b)  See Note 5 (b) and (c) for transactions with a related party.


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

     (b)  Effective  March  16,  2001  the  Company  entered  into a  Management
          Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month. As at June 30, 2002 unpaid fees of $465,000 are included in accounts payable.

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

Further, the Company executed a management agreement with Aggressive American Capital Partners, Inc, an entity owned and controlled by the Company's President, at the amount of $30,000 (US Dollars), plus reasonable pre-approved expenses, per month, effective March 15, 2001. This amount represents a fee payable for services related to the management of the company's affairs including: facilitating and advising on the acquisition of projects, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination), compliance, merger advice, and other related operational services.

The current management group continues to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company's primary area of activity has been in the biotechnology arena, whereby the company has been engaged in seeking to acquire and commercialize discoveries involving the immune system. The Company's mission over the past year has been primarily to acquire revolutionary BioTech/BioMed technologies that are near market readiness and to develop those technologies for global commercialization. To this end, in November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of the company itself. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company sought to commercialize.


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


Part II - Other Information

Item 1 - Legal Proceedings

To the best of the knowledge of the Officers and Directors of the Company, neither Fthe Company nor any of its Officers and Directors are parties to any legal Proceeding or litigation other than as described below. Further, the

Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.


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

                                                            Immulabs Corporation

July 26, 2002                                                  /s/ Bruce Deildal
                                                --------------------------------
                                                                   Bruce Deildal
                                                          President and Director

July 26, 2002                                                    /s/ Ellen Luthy
                                                --------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director