Form 10QSB
period 2002-09-30
IMMULABS CORP
filed 2002-11-15
CIK 1000686

IMMULABS CORPORATION








                         Filing Type:  10QSB
                         Description:  Quarterly Report
                         Filing Date: September 30, 2002
                         Period End:  September 30, 2002


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

                For the quarterly period ended September 30, 2002

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

                  Suite 132 - 3495 Cambie St. Vancouver, BC
                                 Canada V5Z 4R3
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 696-0073
                                 --------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
222-99 Begin St., Coquitlam, BC V3K 6R5
--------------------------------------------------------------------------------


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
         October 31, 2002:  39,097,661
         -----------------------------

Transitional Small Business Disclosure Format (check one):   YES      NO  X
                                                                 ----    ----

                              Immulabs Corporation

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents

                                                                           Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10

Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13


Part I - Financial Information

Item 1 - Financial Statements

Immulabs Corporation
(A Development Stage Company)
Balance Sheets


                                                           As at            As at
                                                       September 30,     December 31,
                                                            2002            2001
                                                             $               $
                                                        (unaudited)       (audited)
ASSETS

Current Assets

Cash                                                           2,076            2,276
-------------------------------------------------------------------------------------

Total Assets                                                   2,076            2,276
=====================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 4)                                     38,575          472,597
Accrued liabilities                                              500            3,792
Loans from related parties (Note 4(a))                        42,707           32,400
-------------------------------------------------------------------------------------

Total Liabilities                                             81,782          508,789
-------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock - no par value 50,000,000 shares
authorized; none issued                                         --               --

Common Stock, $0.001 par value 300,000,000 shares
authorized 39,097,661 shares issued and outstanding           39,098           39,098

Additional Paid-in Capital (Note 5)                        7,512,849        6,711,536

Stock based compensation                                   1,873,815        1,873,815

Deficit Accumulated During the Development Stage          (9,505,468)      (9,130,962)
-------------------------------------------------------------------------------------

Total Stockholders' Deficit                                  (79,706)        (506,513)
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                    2,076            2,276
=====================================================================================


Contingency (Note 1)
Subsequent Event (Note 6)

   (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)


                                           Accumulated from       For the Three                For the Nine
                                           November 1, 1985           Months                      Months
                                          (Date of Inception)         Ended                        Ended
                                           to September 30,        September 30                September 30
                                                 2002           2002         2001           2002          2001
                                                   $              $            $            $            $


Revenue                                             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------


Expenses

General and Administrative

Accounting and audit                              27,925          1,625            600          2,125          3,800
Amortization                                       2,833           --             --             --             --
Financial services                                56,266           --             --             --           56,266
Investor relations                               170,786           --             --             --           15,074
Legal                                          1,013,007           --             --             --            1,171
Management fees (Note 4)                         762,000         90,000         90,000        270,000        270,000
Office                                             3,382            382          1,391          1,195          1,758
Salaries                                         203,730         33,230         33,000         99,230         71,500
Stock based compensation                       1,873,815           --             --             --         (278,012)
Transfer agent and regulatory                     14,594            979            528          1,956          2,158
Travel and promotion                               7,111           --             --             --            3,310
--------------------------------------------------------------------------------------------------------------------

                                               4,135,449        126,216        125,519        374,506        147,025
--------------------------------------------------------------------------------------------------------------------

Selling and Marketing

Advertising                                       89,238           --             --             --             --
Marketing                                         13,500           --             --             --            4,500
Option agreement written-off                      15,000           --             --             --             --
--------------------------------------------------------------------------------------------------------------------

                                                 117,738           --             --             --            4,500
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                 4,253,187        126,216        125,519        374,506        151,525
--------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations      (4,253,187)      (126,216)      (125,519)      (374,506)      (151,525)

Income (Loss) from Discontinued Operations    (5,252,281)          --             --             --             --
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For the Period              (9,505,468)      (126,216)      (125,519)      (374,506)      (151,525)
====================================================================================================================


Net Income (Loss) Per Share - Basic                 --             --             --             (.01)          --
====================================================================================================================


Weighted Average Shares Outstanding                 --       39,098,000     39,098,000     39,098,000     39,081,000
====================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

                                       4
    (The accompanying notes are an integral part of the financial statements)


Immulabs Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)


                                                               For the Nine Months
                                                                      Ended
                                                                  September 30,
                                                                 2002        2001
                                                                   $           $

Cash Flows to Operating Activities

Net loss for the period                                        (374,506)   (151,525)

Adjustments to reconcile net loss to cash

Common stock issued for services rendered                          --        59,840
Stock based compensation                                           --      (278,012)

Change in non-cash working capital items

Increase in accounts payable and accrued liabilities            365,806     299,512
-----------------------------------------------------------------------------------

Net Cash Used in Operating Activities                            (8,700)    (70,185)
-----------------------------------------------------------------------------------

Cash Flows from Financing Activities

Advances from related parties                                     8,500      16,509
-----------------------------------------------------------------------------------

Net Cash From Financing Activities                                8,500      16,509
-----------------------------------------------------------------------------------

Cash Flows to Investing Activities                                 --          --
-----------------------------------------------------------------------------------
Increase (Decrease) in Cash                                        (200)    (53,676)

Cash - Beginning of Period                                        2,276      55,838
-----------------------------------------------------------------------------------

Cash - End of Period                                              2,076       2,162
===================================================================================

Non-Cash Financing Activities

Shares cancelled and returned to treasury                          --       (82,950)

Debt relating to Company expenses and cash advances to
the former President, his son and a company controlled by
the former President were forgiven and treated as additional
paid-in capital (Notes 4 and 5)                                 801,313        --
===================================================================================
Supplemental Disclosures

Interest paid                                                      --          --
Income tax paid                                                    --          --
===================================================================================

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

Immulabs Corporation
(A Development Stage Company)
Notes to the Financial Statements

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

Immulabs Corporation
(A Development Stage Company)
Notes to the Financial Statements

3.   Share Capital (continued)

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

Immulabs Corporation
(A Development Stage Company)
Notes to the Financial Statements

3.   Share Capital (continued)

     (b)  Stock options (continued)

     On March 16, 2001 the Company granted options to purchase 200,000 shares at an exercise price of $0.001 per share under the 2000 NQ Plan to a consultant of the Company.

                                                       Weighted
                                          Shares        Average      Remaining
                                      Under Option   Option Price     Life in
                                            #              $          months

     Beginning of period                 1,437,272           0.65            104
     Granted                                  --                            --
     Exercised                                --                            --
     ---------------------------------------------------------------------------

     End of period                       1,437,272           0.65             95
     ===========================================================================



4.   Related Party Transactions and Balances

     (a) The amounts due to related parties represent cash loans and are non-interest bearing, unsecured and without specific terms of repayment except for $25,900 which bears interest at 7% per annum. Accrued interest of $1,807 has been charged to operations and included in accrued liabilities.

     (b)  Effective  March  16,  2001  the  Company  entered  into a  Management
          Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month. On September 30, 2002 the amount owing of $553,363 was forgiven and treated as paid-in-capital (Note 5).

     (c) On October 31, 2000 the Company entered into an Assignment Agreement with Aggressive American Capital Partners, Inc., a significant majority shareholder and a Company controlled by the former President, in which the Company obtained the exclusive rights to an Option Agreement dated February 23, 2000, amended April 11, 2000 and June 8, 2000, for $15,000, to acquire Quest Research Group, Inc. ("Quest") and its various technologies. Quest owns proprietary intellectual property that can be used to identify and isolate harmful gasses in cigarette smoke and prove scientifically that cigarette smoke destroys human white blood cells. Subsequent to the year end, Quest is disputing the Option Agreement and the Company is currently seeking to resolve the dispute through arbitration and appropriate legal recourse. As a result, the $15,000 payment was written-off to operations in fiscal 2000. To obtain a 50% interest in Quest the Company was to invest $1,600,000 which time to pay is purported to have passed. To purchase the balance of Quest the Company was to pay $175,000,000 within five years of the first option being exercised. Further to this the Company has learned that Quest has no assets; so it is unlikely that the Company can recover any damages.

     (d) As at September 30, 2002 a total of $247,950 owing to related parties were forgiven and treated as paid-in-capital (Note 5).


5.   Additional Paid In Capital

     Included in Additional Paid In Capital for the quarter ended September 30, 2002 is an amount of $801,313 representing extinguishments of debt owing to the outgoing President of the Company and a company owned by him, and his Son. Due to their relationship to the Company as principal stockholders, the forgiveness of this debt has been treated as contributed capital in accordance with the provisions of Staff Accounting Bulletin Topic 5T "Accounting for Expense of Liabilities Paid by Principal Stockholders". It is treated as contributed capital because the forgiveness of debt maintained the value of the principal stockholder's investment in the Company.

6.   Subsequent Event

     On November 26, 2002 a Special Meeting of Shareholders will be held to approve a reverse split of the Company's common shares on a 1 new for 100 old basis and to approve an amendment to change the Company's name which will be chosen by the new President of the Company.

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

(2)  Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, no assets and liabilities totaling $81,782. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company is currently actively seeking a suitable merger or acquisition candidate(s).

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

The Company has no operating assets and has no other business opportunities or ventures under contemplation for acquisition. However, the Company does propose to investigate new potential opportunities in the form of businesses, investors or entrepreneurs, with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Registrant may also seek to acquire established businesses or revenue-generating properties which are available for purchase or joint-venture. These may include ones which are experiencing financial or operational difficulties and are in need of the limited additional capital the Registrant could provide.

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

The Directors feel that the current stockprice is a deterrent to appropriate market maker support in the stock. Therefore the Company filed a Preliminary Information Statement to hold a special meeting of shareholders on November 26, 2002 where the Directors propose to reverse split the Company's stock on a 1 for 100 basis. A reverse split will cause an adjustment in the trading price of the Company's stock, which will make the Company more attractive to potential merger partners.



The Directors also propose to amend the Company Articles to change the Company's name, to be more suitable to the nature of business it will be in if the business plan is amended. The Directors propose to delegate responsibility of choosing the name itself and the timing of the amendment of Company Articles to the Company's then President.

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

The Company has no ongoing material contractual agreements. All Company debts were forgiven on September 30, 2002 except for $20,000 each to former president Bruce Deildal, and to current president Ben Traub.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

The Company filed an 8K on October 10, 2002 to advise change of address, telephone and fax numbers and resignation of Bruce Deildal as Officer and Director of the Company and appointment of Ben Traub as President and Director of the Company effective September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Immulabs Corporation

Nov 14, 2002                                            /s/ Ben Traub
                                                --------------------------------
                                                                       Ben Traub
                                                          President and Director

Nov 14, 2002                                           /s/ Ellen Luthy
                                                --------------------------------
                                                                     Ellen Luthy
                                                        Chief Financial Officer,
                                                Secretary-Treasurer and Director