Form 10KSB
period 2002-12-31
IMMULABS CORP
filed 2003-04-16
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                            Filing Type: 10KSB
                            Description: Annual Report
                            Filing Date: April 15, 2003
                             Period End: Dec 31, 2002


                       Primary Exchange: Over the Counter Bulletin Board
                                 Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

  (Mark one)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
---  1934

(Fee required) For the fiscal year ended December 31, 2002
                                -----------------

---  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.
                        (Formerly IMMULABS CORPORATION )
          Colorado                                              84-1286065
   ----------------------                               ----------------------
  (State of incorporation)                             (IRS Employer ID Number)

                        153-1539 N. China Lake Boulevard
                           Ridgecrest, CA 93555, USA
                     --------------------------------------
                    (Address of principal executive offices)

                                 (866) 668-4433
                            ------------------------
                           (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act Title of each class Name of each exchange on which registered

      Common Stock                               NASDAQ EXCHANGE
      ------------                               ---------------
       392,133

     Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

State issuer's revenues for its most recent year. (0) --- State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. March 26, 2003 $1,048,955.78

The bid and asked price of the Company's stock as of April 11, 2003 was $1.01 - $5.00.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 28, 2003 4,892,133 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov .


Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART 1

1. Description of Business                                                   1

2. Description of Property                                                   2

3. Legal Proceedings                                                         2

4. Submission of matters to a Vote of Shareholders                           3


PART 11

5. Market for Company's Common Stock
   and Related Stockholder Matters                                           3

6. Management's Discussion and Analysis
   or Plan of Operation                                                      9

7. Financial Statements 12

8. Changes In and Disagreements with Accountants on
   Accounting and Financial Disclosure                                       13

PART III

9. Directors, Executive Officers and Control Persons; Compliance with Section 16(b) of the Exchange Act. 13

10. Executive Compensation 13

11. Security Ownership of Certain Beneficial
    Owners and Management                                                    14

12. Certain Relationships and Related Transactions                           14

13. Exhibits and Reports on Form 8-K                                         14

14. Controls and Procedures 14


Signatures                                                                   14

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

ITEM 1 - DESCRIPTION OF BUSINESS

(1) General:

     Xerion EcoSolutions Group Inc. was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc.. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003, as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc.and is currently in the business of mine reclamation and environmental remediation.

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

     On May 30, 2000, the Company entered into a Stock Acquisition Agreement with the now current President for the purchase of 9,500,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $75,000. At the date of this transaction, the "fair market value" of the common stock issued was approximately $118,750, based on the discounted quoted closing price of the Company's common stock.

     In November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of that company. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company hoped to commercialize.

     With the exclusive rights to acquire secured, the Company had been performing its due diligence pursuant to its option contract with Quest in order to evaluate the technology and develop its commercialization strategy. However, Quest informed the Company in February 2001 that it took issue with the Company's performance under the present option agreement and wished to terminate the same. In its legal review of this matter, the Company discovered other resulting legal issues related to the position which the Company planned to advance in this regard, and contacted Quest to seek mediation or arbitration as provided for in the option agreement. The Company subsequently learned that Quest had insufficient assets to warrant litigation and has decided at this time not to pursue further legal action.

     In furtherance of its emphasis on health and wellness, the Company began evaluating potential opportunities in the area of improved lifestyles for the aging population; and directed its focus to the assisted living facilities industry, and the possibility it sees therein for integration of its concepts of improvement of health and quality of life.

     The Company continued to seek out opportunities in this area, but during the last quarter of the year began focusing on other potential business models.

     Subsequent to December 31, 2002, the Company modified its business purpose to enter into the `non-toxic" ore processing and environmental remediation business with a focus on serving the mining and coal-fired power plant industries.

     On March 17, 2003 the Company purchased 67 mining claims and exercised an option agreement to purchase certain ore and waste processing technologies.



ITEM 2 - PROPERTY

     The Company owns no property as of December 31, 2002; but maintains its headquarters at 132-3495 Cambie St,, Vancouver, BC Canada V5Z 4R3.

ITEM 3 - LEGAL PROCEEDINGS:

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. Other that those listed herein, none of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

     The Company had been contemplating arbitration, mediation action to resolve the option agreement dispute with Quest Research Group Inc. of Boston, Mass. Quest Research Group Inc. informed the Company February, 2001 that it took issue with the option agreement and wished to terminate the same. The Company had discovered other resulting legal issues related to the position which the Company planned to advance, and while awaiting formal reply from Quest, had learned that Quest had no assets. Therefore the Company has decided to suspend any further legal action at this time because, in all likelihood, it wouldn't be able to recover any damages.

     The current company management learned in late 2002 that the Company is in dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company as well as the estate of the Company's former attorney to cover the costs. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from this matter. An attorney representing a former Director of the Company has informed the Company that they have worked out a potential alternative settlement with the Claimants that would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and has advised the Company that a payment of $10,000 will clear the matter within thirty days. The Company will be pursuing former Directors for payment in this matter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On November 26, 2002 there was a Special Meeting of Shareholders who voted positively in favor of changing the company's name and in favor of a one for one hundred reverse split of the Company's stock, as per the Information Statement filed with the SEC.


PART 11

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

     The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 392,133 shares issued and outstanding as of December 31, 2002. There are currently issued and outstanding 4,892,133 as of March 26, 2003. There are 50,000,000 authorized shares of Preferred stock of no par value and no issued and outstanding Preferred shares.

As at December 31, 2002 there are no outstanding warrants.

As at December 31, 2002 all outstanding stock options were cancelled. Subsequent to December 31, 2002 a new stock option plan was adopted and the following actions taken:

     a) On March 25, 2003 the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan;


     b) Company has granted 505,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices: 150,000 shares at a price of $0.60 per share; 350,000 shares at a price of $4.00 per share; and 5,000 shares at a price of $5.00 per share;


     c) Company has issued 150,000 shares upon the exercise of stock options at a price of $0.60 per share to net the Company proceeds of $90,000


     The Registrant's common stock currently trades on the OTC Bulletin Board under the trading symbol XECO. It had previously traded on the OTC Bulletin Board under the trading symbol IMLB until March 2003, and NIAR until February 2000, when it was placed on the Pink sheets for failure to make the necessary SEC filings in a timely manner. Upon completion of the SEC filings, the Company was placed back of the OTC Bulletin Board during May, 2000.

The following tables sets forth the range of high and low closing bid prices for the common stock for the periods as reported by Big Charts.com Historical Quotes. Prices for the Calendar Year 2002 have been adjusted for the reverse split of November 2002.

                                    Common Stock
Calendar Year 2002              Low                 High
------------------            ------------      -------------
First Quarter                 $   4.00          $   10.00
Second Quarter                $   1.00          $    4.00
Third Quarter                 $   1.00          $    3.00
Fourth Quarter                $   0.55          $    1.00



Calendar year 2001             Low                  High
-----------------            ------------       -------------
First Quarter                $     0.0375       $     1.1875
Second Quarter               $     0.28         $     0.375
Third Quarter                $     0.15         $     0.28
Fourth Quarter               $     0.09         $     0.15



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

PREFERRED STOCK

As of December 31, 2002 there were no shares of Preferred stock issued and outstanding. During the year 2000, 482,815 shares of Preferred stock were converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Registrant, out of funds legally available therefore. No dividend has been paid on common stock since inception, and none is contemplated in the foreseeable future.

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc., located at 2301 Ohio Dr., Suite 100, Piano, Texas. 75093


SALES OF SECURITIES:

The Company issued no common stock for either cash or professional services during 2002.

On December 31, 2002 the Company cancelled all issued and unexercised stock options of the Qualified and Non-Qualified stock option plans.

On December 14, 2002 the Company issued 2,000,000 shares to be held in trust, in the name of "Race & Co.". These shares were subsequently issued to the President of the Company pursuant to a private placement. (2,000,000 shares @$0.01), March 17, 2003, for $20,000 proceeds.

On March 17, 2003 the Company authorized the issuance of 500,000 restricted shares (and $20,000 in cash) in consideration for the acquisition of 67 mining claims. On March 17, 2003 the Company authorized the issuance of 2,000,000 restricted shares in consideration for the acquisition of ore and waste processing technology.

Subsequent to December 31, 2002 the Company granted 505,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices: 150,000 shares at a price of $0.60 per share; 350,000 shares at a price of $4.00 per share; and 5,000 shares at a price of $5.00 per share. On March 28, 2003 the Company issued 150,000 shares upon the exercise of stock options by Officers at a price of $0.60 per share to net the Company proceeds of $90,000.

 ITEM 6 - MANAGEMENT DISCUSSION AND PLAN OF OPERATION

On March 17, 2003 the Company acquired ownership of sixty-seven mining claims in the Randsburg Mining District of California as well as certain ore and waste processing technologies for use in ore processing, mine reclamation and environmental remediation.


CORE TECHNOLOGY

The Company owns a proprietary ore processing and waste management technology known as the `Xerion Reaction System' or `XRS'.

     XRS has the ability to release and recover almost any element from the earth including: gold, silver, platinum, lead, zinc, mercury, cadmium, rare earth elements and many other desired elements.

     Independent studies have shown raw materials used in the XRS process to be at least ten times faster than traditional gold cyanide leach systems and XRS can release almost any element with economic value or potential to damage precious eco-systems.

GENERAL BUSINESS OVERVIEW

The company is primarily in the business of mine reclamation and environmental remediation, with a focus on the mining and coal-fired power plant industries.

     Tailings and waste dumps from these industries scatter the world. They can be hazardous to the environment and there are few economic solutions for their remediation. It is a little known fact that traditional recovery methods often leave these dumps with a considerable percentage of their original metals and other valuable elements still intact. With the availability of appropriate technology, the potential for a profitable reclamation of existing tailings and waste dumps worldwide is quite appreciable.

MINE RECLAMATION

There are many existing mine sites in the United States. Some of these sites have produced waste that still contains sufficient economic elements for a profitable reclamation.

In some cases, tailings and waste dumps have been abandoned. If sufficient original elements exist, the Company may be able to acquire some of these projects and profit from the reclamation without having to share the recovered elements with the original owners. Depending upon the location, the Company may decide to first purchase the land on which these dumps are situated. The value of contaminated land may be extremely depressed due to existence of deleterious elements such as arsenic and mercury. The XRS is capable of removing these elements, thus enabling the land to be used again. Potential profits from such a transaction have yet to be determined in any detail and the Company has no immediate aspirations to pursue these opportunities until steady cash flow has been achieved in other areas of its business.

OUTLOOK OF CYANIDE IN GOLD RECOVERY

The mining industry is facing many regulatory pressures regarding the use of cyanide, which is an industry standard method to economically recover gold from ore.

Cyanide has resulted in a number of environmental disasters in recent history. There is growing concern about the use of cyanide in mining operations. Already some States have outlawed the use of cyanide altogether and other States could soon be following in their footsteps.

The Xerion Reaction System offers an environmentally friendly alternative to cyanide. Several tests were carried out under the auspices of the Arizona
Department of Environmental Quality for a placer mine operation, using an earlier process developed by Xerion's Chief Scientific Officer. (The XRS is more efficient and just as non-toxic as this earlier process). Due to its non-toxic nature, the government granted the technology a negative declaration, `no permit required' for the State of Arizona. This type of `negative declaration' could shorten the time-to-production for any mine using the XRS in Arizona. The Company intends to apply for similar `Negative Declarations' in other States.

Aside from the dangers of environmental impact, cyanide is only effective in leaching gold from certain types of ores. Sulphides, in particular, are not amenable to economic cyanide leaching. It is well known in the industry that cyanide recovers less than half of the gold from Sulphides. XRS, however, is effective in leaching very high percentages of gold and other elements from sulphides. The future of cyanide is questionable and the industry is being forced to consider other alternatives.

As profitable as the mine reclamation business appears to be, Xerion may, before long, find itself in the mainstream ore processing business. The potential for XRS to become an industry standard replacement for cyanide is very real.

ENVIRONMENTAL REMEDIATION -
COAL-FIRED POWER PLANT INDUSTRY

There are over one thousand coal-fired power plants in the United States. These power plants generate approximately half of all electricity consumed in the United States and produce a growing supply of toxic and semi-toxic waste.

An independent laboratory has conducted tests on this waste and determined that it contains an extraordinarily high content of valuable elements. Analyses done on fly ash were carried out at the Argonne National Laboratory in Illinois by the United States Geological Survey, using a DC Arc Atomic Emission Spectrograph, indicates gross value of all elements at $781.94 per ton of waste. (This value was based on the element prices at the time calculated and values are expected to fluctuate with market prices of recoverable elements).

In addition to significant existing stockpiles, coal-fired power plants in the United States produce over one hundred and fifteen million (115,000,000) new tons of waste every year.

Due to the apparent lack of technology capable of recovering such inherent values, the power plants currently sell a portion of their waste to the cement industry as an inexpensive ingredient, and disposes of, or stockpiles the rest.

COAL-FIRED POWER PLANT INDUSTRY OUTLOOK

There is growing concern among environmental groups and government agencies regarding the problem of toxic waste produced by this industry. Although they have made herculean efforts and have spent billions of dollars on controls to reduce particulates, sulfur dioxide and carbon dioxide emissions, the industry has yet to adequately address the problems associated with its solid waste. Further environmental restrictions may be imposed on this industry unless it is able to solve its waste remediation problem.

Test results indicate the Xerion Reaction System may provide an economical method of remediating this industry's waste, with the added financial benefit of being able to recover valuable elements currently left behind.


RANDSBURG MINING CLAIMS

Xerion owns sixty-seven mining claims covering an area of 16.75 square miles in the Randsburg Mining District of California. The Company plans to implement a full-scale, environmentally friendly mining operation at these claims to demonstrate the efficiency of using the XRS from start of production, right through to reclamation. The Company then intends to leverage its success to enter the mainstream ore processing business.

Many assays have been completed, indicating several mining targets with production potential.

The initial production target on the claims is a residual placer deposit known as the Floyd Mine. The Floyd is a pluton area that has a quartz weathered zone 7,000 feet long by 3,000 feet wide. 25 backhoe trenches, each 16-feet deep, have been bulk-tested every 4-feet of depth and very extensive sample results by certified labs show gold mineralization over the entire zone (XRAL, ACTIVATION LABS, JACOBS ASSAY OFFICE, SKYLINE, AND ACT LABS). A feasibility study is required and is the next step before proceeding into production.

OBJECTIVES-2003

The Company's primary objective over the next year is to lay a foundation for significant expansion. This will include: creating significant streams of positive cash flow, developing internal systems and infrastructure, recruiting senior executives and support staff, creating credibility with the mainstream mining and coal-fired power plant industries, generating sufficient financing systems and market capitalization to support the Company's aggressive internal growth and acquisition plans.

MANAGEMENT TEAM ADDITIONS

Subsequent to year-end 2002, the Company added the following Staff to its team.

Richard F. Hewlett,  Chief  Scientific  Officer.

Mr. Hewlett has previously put four mines into production, including a mercury mine in partnership with Placer Dome. Mr. Hewlett is a graduate in Chemical Engineering from Iowa State University with a Masters degree in Mining Engineering from the University of Arizona. He completed his course work and Dissertation in Geological Engineering under a Doctoral Fellowship sponsored b the U.S. Bureau of Mines while on the teaching faculty of the University of Arizona.

An alumnus from the teaching faculty at the Colorado School of Mines, Mr. Hewlett has 45 years experience working with and consulting to the world's major mining companies including Place Development (Dome), Noranda, Texas Gulf Sulphur, Kennecott Copper Corp., American Metal Climax, Occidental Petroleum (Minerals) and ASARCO Transvaal Consolidated Goldfields.

Mr. Hewlett was inducted into the Metallurgical and Mining Society of the AIME and has presented many technical papers at annual meetings of the Society of Mining, Metallurgical, and Petroleum Engineers. He was also elected into Sigma Xi, an honorary research fraternity.

Mr. Hewlett is the inventor of the Xerion Reaction System (XRS) and has recently sold this technology to the Company. He has joined the executive team to facilitate its implementation into the market place.

Bryon Knelson, Vice President, Corporate Development

Mr. Knelson is recognized worldwide as being a foremost authority on the recovery of freegold. He is the holder of multiple patents and is the inventor of the Knelson Concentrator, with over four thousand installations at mining sites worldwide, including Placer Dome's Porgera Dome (Papua New Guinea), Musselwhite, and Campbell Red Lake as well as Barrick Gold's Est-Malarctic, Eskay Creek and Bulyhanhulu (Mali).

Byron built his company, Knelson Concentrators, into a growing company of $15,000,000.00 in annual sales before handing over the responsibilities of day-to-day management to others. He has been nominated twice in the National Entrepreneur of the Year Awards and is the holder of the Canadian Citizens Award, bestowed upon him by the Prime Minister of Canada. Mr. Knelson was presented with the Export Development Award by the Federal Government and continues to serve on the Board of Knelson Concentrators.

David Thomas, Strategic Manager

Mr. Thomas formerly served as President of a venture capital company, incubating start-up public companies. Prior to that he was Executive Vice President of a mining company, Vice President Finance of a development stage pharmaceutical company and Senior Vice President and Fund Manager of a futures based Mutual Fund Management Company. He has successfully worked with Xerion's President on several important projects over the past nine years, including the launch of an internet startup which achieved market capitalization of $240,000,000.00.. He has a strong background in corporate finance, regulatory compliance, strategic planning and general management.

Ryan Jones, Vice President, Operations

Mr. Jones is a mining technologist with many years experience in mining exploration across North America and West Africa. He has also operated his own mining operations in BC and the Yukon. As a consultant, Mr. Jones has installed and commissioned mining equipment for such notable operations as the famous Sixteen to One Mine in Alleghany, CA, Cal Sierra's Dredge 21 on the Yuba River, Marysville, CA and the Golconda Mine underground alluvial operation near Quartzsite, AZ. For the past 12 years Mr. Jones has worked closely with Xerion's VP Byron Knelson in the development and marketing of the Knelson concentrator. Mr. Jones brings with him an in-depth knowledge of mining operations and is capable of calculating ore reserves, producing feasibility studies and overseeing production of Xerion's own mining claims.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

Certain statements herein, including those regarding production, joint venture contracts, patents, industry outlooks and realized metals prices constitute "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by those forward looking statements. These risks, uncertainties and other factors include, but are not limited to, difficulties in successfully raising capital (given the Company's lack of operating history, lack of profitable operations and limitations on the market for the Company's securities), in developing and commercializing its products and mining claims (including the ability to overcome technical hurdles that may arise), in meeting applicable existing or new regulatory standards, in receiving required regulatory approvals, in obtaining necessary patents and licenses, in defending against third party infringement of patents and licenses, in protecting itself from costly, unforeseen legal disputes, in producing gold and other elements in commercial quantities at reasonable costs, in competing successfully against other companies and in marketing itself successfully and in successfully addressing the concerns and/or obtaining the support of lobbies in various States. There can be no assurance that the Company will be successful in its efforts to develop and commercialize XRS or its mining claims. Most importantly at this stage, the Company's success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company is still in the development stage and has no revenues. Additionally, funds may be raised through the issuance of equity shares and such securities might have rights, preferences or privileges senior to its common stock and will likely result in dilution to existing shareholders. The Company is therefore subject to a number of known and unknown risks and uncertainties that could cause actual operations or results to differ materially from those that are anticipated.

The recent mining claim and technology acquisitions require the Company to raise startup capital of one million dollars within six months to avoid notice of cancellation from Sellers. There is no guarantee that the Company will be able to raise this capital. Part of Seller's motivation in selling the XRS technology to Company was to avoid significant dilution in their ownership and if the Company fails to raise this capital the Sellers may choose to sell the technology to another party. If the Company loses its technology and mining claims, it will have no significant assets on which to base its current business plan and will fail.

The entire executive management team has agreed to work for the company on substantially reduced salaries, or in most cases, no salary whatsoever. There is no guarantee that they will continue to work for the company under such favorable conditions.

To be successful in implementing its business plan the Company will require the services of numerous other executives with varied technical and professional backgrounds in environmental engineering, ore processing and financial management and the company's ability to recruit such executives is entirely dependant upon its access to working capital and there is no guarantee that such capital will be available.

The Registrant is highly dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase of early development and there is no assurance that the Registrant will be able to finance its planned operations.

There is no guarantee that joint venture contracts for mine reclamation or environmental remediation will be forthcoming and the economic success of such contracts are subject to many known and unknown risks including; availability of adequate capital, availability of qualified staff, successful negotiations with mining and power plant companies, protection of the proprietary qualities of XRS technology, successful economic implementation of XRS, availability of raw materials or specialized equipment.

There is no guarantee that the Company will be able to put its mining claims into production and the economic success of such production is subject to many known and unknown risks including; availability of adequate capital, availability of qualified staff, successful negotiations with regulatory bodies for necessary permitting, access to ore with sufficient grades as to make production economical, results of feasibility studies, satisfactory weather conditions and availability of subcontractors, water, power and equipment.

The Company may, from time to time, make oral forward-looking statements. The Company strongly advises investors to carefully read the above paragraph and the risk factors described in its Annual Reports and other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral or written forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Other than employment agreements with its executive management team, the Company has no ongoing substantial material contractual commitments.


CHANGE OF CONTROL

There was no change of control during 2002.
On March 17, 2003 the Company effectively changed control by way of:

     a. Issuing 2,000,000 common shares to the Company president pursuant to a private placement @$0.01 per share with $20,000 proceeds received March 2003.

     b. Issuing 500,000 common shares (and paying $20,000 cash) to acquire 67 mining claims to an arms-length vendor, who has subsequently become a Company Officer.

     c. Issuing 2,000,000 common shares to 3 arms-length owners (one being the individual in (b.) above) of certain ore and waste processing technology by way of exercising an option-to-purchase. (The purchase agreements include a 6 month cancellation clause, and should said cancellation be effected, then the entire 2,500,000 common shares would be returned to the Company treasury.)



AUDIT COMMITTEE REPORT

The audit committee has reviewed and discussed the audited financial statements with management.

The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented;

The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountant the independent accountant's independence; and Based on the review and discussions referred to in this Item, the audit committee recommended to the Board of Directors that the audited financial statements be included in the company's Annual Report on Form 10-KSB (17 CFR 249.310b) for the last fiscal year for filing with the Commission.

The audit committee consists of Ben Traub and Ellen Luthy.

ITEM 7 - FINANCIAL STATEMENTS:

The required accompanying financial statements begin on page F-1 of this document.


Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)

December 31, 2002
                                                                           Index

Independent Auditor's Report                                                 F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                           F-4

Statement of Cash Flows                                                      F-5

Notes to the Financial Statements                                            F-6

                         Report of Independent Auditors'
                         -------------------------------


To The Board of Directors and Stockholders of Xerion EcoSolutions Group Inc. (formerly Immulabs Corporation) (A Development Stage Company)

We have audited the accompanying balance sheets of Xerion EcoSolutions Group Inc. (formerly Immulabs Corporation) (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerion EcoSolutions Group Inc. (formerly Immulabs Corporation) (A Development Stage Company), as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles used in the United States.

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


/s/ "Manning Elliott"
---------------------
     Manning Elliott

Chartered Accountants

Vancouver, Canada

March 25, 2003




Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)
Balance Sheets



                                                                              December 31,   December 31,
                                                                                  2002           2001
                                                                                   $              $
ASSETS

Current Assets


Cash                                                                               2,997         2,276
------------------------------------------------------------------------------------------------------
Total Assets                                                                       2,997         2,276
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable (Notes 4(b))                                                     41,487       472,597
Accrued liabilities                                                                3,000         3,792
Due to a related party (Note 4)                                                    1,100        32,400
------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 45,587       508,789
======================================================================================================


Stockholders' Equity (Deficit)

Preferred stock - no par value 50,000,000 shares authorized; none issued            --            --

Common Stock, $0.001 par value 300,000,000 shares authorized
2,392,133 and 392,133 shares issued and outstanding, respectively (Note 7(a))        392           392

Additional Paid-in Capital                                                     7,594,262     6,750,242

Stock based compensation                                                       1,873,815     1,873,815

Donated Capital                                                                    3,000          --

Deficit Accumulated During the Development Stage                              (9,514,059)   (9,130,962)
------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                             (42,590)     (506,513)
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                               2,997         2,276
======================================================================================================



                 Commitments and Contingencies (Notes 1 and 5)




Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)
Statements of Operations


                                                         Accumulated from
                                                         November 1, 1985      For the Years
                                                       (Date of Inception)         Ended
                                                         to December 31,        December 31,
                                                              2002           2002          2001
                                                                $              $             $

Revenue                                                         --            --            --
------------------------------------------------------------------------------------------------

Expenses

General and Administrative

Accounting and audit                                          30,675         4,875         7,600
Amortization                                                   2,833          --            --
Donated services                                               3,000         3,000          --
Financial services                                            56,266          --          56,266
Investor relations                                           170,786          --          15,144
Legal (Note 3(b)(iii))                                     1,013,007          --           1,221
Management fees (Notes 5)                                    763,000       271,000       322,000
Office                                                         3,476         1,289         1,994
Salaries                                                     203,730        99,230       104,500
Stock based compensation (Note 3(b)(ii) and (c))           1,873,815          --        (185,174)
Transfer agent and regulatory                                 16,341         3,703         2,340
Travel and promotion                                           7,111          --           3,310
------------------------------------------------------------------------------------------------
                                                           4,144,040       383,097       329,201
------------------------------------------------------------------------------------------------

Selling and Marketing

Advertising                                                   89,238          --            --
Marketing                                                     13,500          --           4,500
Option agreement written-off                                  15,000          --            --
------------------------------------------------------------------------------------------------
                                                             117,738          --           4,500
------------------------------------------------------------------------------------------------
Total Expenses                                             4,261,778       383,097       333,701
------------------------------------------------------------------------------------------------
Loss from Continuing Operations                           (4,261,778)      383,097      (333,701)

Loss from Discontinued Operations                         (5,252,281)         --            --
------------------------------------------------------------------------------------------------
Net Loss For the Period                                   (9,514,059)      383,097      (333,701)
------------------------------------------------------------------------------------------------
Net Loss Per Share - Basic                                                   (0.69)        (0.85)
------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                                        558,800       393,097
------------------------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)




Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity


                                                                              Additional
                                         Preferred Stock     Common Stock       Paid-in    Stock-Based   Donated   Accumulated
                                        Shares    Amount   Shares     Amount    Capital    Compensation  Capital     Deficit
                                          #         $         #         $          $           $           $           $

Balance at December 31, 2000                --        --     392,770       392    6,773,352   2,058,989      --    (8,797,261)
Issuance of common stock for services       --        --       1,409         2       59,838        --        --          --
Common stock cancelled and returned to
  treasury pursuant to options
  rescinded (Note 3(a)(ii))                 --        --      (2,046)       (2)     (82,948)       --        --          --
Reversal of stock-based compensation
pursuant to options rescinded               --        --        --        --           --      (185,174)     --          --
Net loss for the year                       --        --        --        --           --          --        --      (333,701)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                --        --     392,133       392    6,750,242   1,873,815      --    (9,130,962)
Issuance of common stock for cash           --        --   2,000,000     2,000       18,000        --        --          --
Less proceeds receivable                    --        --        --      (2,000)     (18,000)       --        --          --
Extinguishment of debt (Note 5)             --        --        --        --        844,020        --        --          --
Reversal of stock-based compensation
pursuant to options rescinded               --        --        --        --           --          --        --          --
Donated services                            --        --        --        --           --          --       3,000        --
Net loss for the year                       --        --        --        --           --          --        --      (383,097)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                --        --   2,392,133       392    7,594,262   1,873,815     3,000  (9,514,059)
=============================================================================================================================



The number of shares issued has been restated to reflect a consolidation of common stock on a 1 new for 100 old basis on December 6, 2002.




Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)
Statements of Cash Flows


                                                               Accumulated from
                                                               November 1, 1985
                                                             (Date of Inception)      For the years ended
                                                               to December 31,           December 31,
                                                                      2002           2002          2001
                                                                       $               $           $

Cash Flows from Operating Activities

Net income (loss) for the period                                  (9,514,059)     (383,097)     (333,701)

Adjustments to reconcile net loss to cash

Amortization                                                           2,833          --            --
Donated capital                                                        3,000         3,000          --
Option agreement written-off                                          15,000          --            --
Discontinued operations                                              468,835          --            --
Stock based compensation                                           5,791,709          --        (125,334)

Change in non-cash working capital items

Increase in accounts payable and accrued liabilities                 764,657       371,218       388,073
--------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                             (2,468,025)       (8,879)      (70,962)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Proceeds from shares issued                                        2,444,022          --            --
Advances from a related party                                         27,000         9,600        17,400
--------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                                 2,471,022         9,600        17,400
--------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities                                      --            --            --
--------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                            2,997           721       (53,562)

Cash - Beginning of Period                                              --           2,276        55,838
--------------------------------------------------------------------------------------------------------

Cash - End of Period                                                   2,997         2,997         2,276
========================================================================================================

Non-Cash Financing Activities

Extinguishment of debt                                               844,020       844,020          --

Shares issued for services rendered                                3,917,894          --          59,840

Shares issued pursuant to asset acquisitions                         481,668          --          15,000
========================================================================================================

Supplemental Disclosures

Interest paid                                                          2,785          --            --
Income tax paid                                                         --            --            --
========================================================================================================

   (The accompanying notes are an integral part of the financial statements)

1.   Nature of Operations and Continuance of Business

     Xerion EcoSolutions Group Inc., formerly Immulabs Corporation (the "Company"), was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The Company changed its name to Solomon Trading Company, Limited in July 1989; The Voyageur, Inc. in November 1994; The Voyageur First, Inc. in December 1994; North American Resorts, Inc. in March 1995; and Immulabs Corporation in September 2000.

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

     On December 6, 2002, the Company's Board of Directors affected a 1 new for 100 old reverse split of the issued and outstanding shares. The effect of this split is reflected in the financial statements as of the first day of the first period presented.

     With the acquisition of sixty-seven mineral claims in California and the rights to certain ore and waste processing technology, the Company has entered the "non-toxic" ore processing and environmental remediation business with a focus on serving the mining and coal fired power plant industries. Refer to 7(b) and (c).

     Effective   March  28,  2003,  the  Company  changed  its  name  to  Xerion
     EcoSolutions Group Inc. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "XECO".

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to complete its business acquisition and then execute upon its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations. Refer to Note 7.

2.   Summary of Significant Accounting Policies

     Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     Cash and Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of the issuance to be cash equivalents.

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

     Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

     Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risks.

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact did not have a material effect on its financial position or results of operations.

     On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on August 1, 2002 and its impact did not have a material effect on its financial position or results of operations.

     In June  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
     Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 on August 1, 2002 and its impact did not have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on August 1,
     2002 and its impact did not have a material effect on its financial position or results of operations.

     In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

     Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact is not expected to have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

     FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   Share Capital

     (a)  Common Stock

          (i) During fiscal 2001 the Company issued 140,833 shares to various consultants at a total fair market value of $59,840 for investor relations and financial advisory services.

          (ii) During fiscal 2001 certain stock options were rescinded and 204,600 shares were cancelled and returned to treasury. The cash consideration of $82,950, received in fiscal 2000, was repayable to the optionees, but was subsequently forgiven as disclosed in
               Note 5. Stock based compensation of $278,012 was reversed.

     (b)  Stock options

          On June 30, 2000, the company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 2,800,000 shares of common stock pursuant to the Company's 2000 Nonqualifying Stock Option Plan ("2000 NQPlan"). This 2000 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2000 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2000 NQPlan. On June 30, 2000, the Company filed a Form S-8 Registration Statement with the U.S. Securities and


          Exchange commission to register 3,200,000 shares of common stock pursuant to the Company's 2000 Qualifying Stock Option Plan ("2000
          QPlan"). This 2000 QPlan is intended to provide the key employees of the Company an incentive through stock ownership in the Company and encourage them to remain in the Company's employ. Any options granted under the 2000 QPlan must be granted within ten (10) years of the adoption date of the 2000 QPlan. The option price may be determined by the administrating committee and shall not be less than the greater of the (i) par value of the Company's Common Stock or (ii) the fair market value of the Company's stock on the date that the option is granted. All granted options shall be of a term selected by the administrating committee, but in no event be for a term of longer than ten (10) years from the grant date. On December 31, 2002, the Company cancelled all outstanding stock options. Refer to Note 7.

                                                                      Weighted
                                                         Shares       Average
                                                      Under Option  Option Price
                                                           #               $

Balance at  December 31, 2000                          1,217,272          0.75
Granted                                                  220,000          0.07

Exercised / Cancelled                                       --            --
------------------------------------------------------------------------------
Balance at  December 31, 2001                          1,437,272          0.66
Granted                                                     --            --
Exercised / Cancelled                                 (1,437,272)         0.66
------------------------------------------------------------------------------
Balance at  December 31, 2002                               --            --
------------------------------------------------------------------------------


4.       Related Party Transactions and Balances

     (a)  The  amounts  due to  related  parties  represent  cash  loans and are
          non-interest   bearing,   unsecured  and  without  specific  terms  of
          repayment.

     (b) The Company incurred $1,000 per month to the President of the Company for services rendered during the year. Of this amount $3,000 was recognized as donated services. At December 31, 2002 the Company is indebted to the President in the amount of $18,500 (2001 - $9,500), which is included in accounts payable. This amount is non-interest bearing, unsecured and without specific terms of repayment. Subsequently, the President forgave all amounts owed to him (Note 7(e)).

     (c)  Effective  March  16,  2001  the  Company  entered  into a  Management
          Agreement with Aggressive American Capital Partners, Inc. to pay $30,000 per month. On September 30, 2002 the amount owing of $553,363 was forgiven and treated as paid-in-capital (Note 5).

     (d) As at December 31, 2002 a total of $290,657 owing to related parties was forgiven and treated as paid-in-capital (Note 5).

5.   Additional Paid In Capital

     Included in Additional Paid In Capital for the year ended December 31, 2002 is an amount of $840,020 representing extinguishments of debt owing to the outgoing President of the Company and a company owned by him, and his son. Due to their relationship to the Company as principal stockholders, the forgiveness of this debt has been treated as contributed capital in accordance with the provisions of Staff Accounting Bulletin Topic 5T "Accounting for Expense of Liabilities Paid by Principal Stockholders". It is treated as contributed capital because the forgiveness of debt maintained the value of the principal stockholder's investment in the Company.


6.   Contingent Liability

     The Company is in dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,509 due to their losses, however, the title of the bus was never transferred to the Company and the Company is looking to recoup approximately $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company as well as the estate of the Company's former attorney to cover the costs. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from this matter. It is not possible at this time for the Company to predict with any certainty the outcome of this claim. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability would be material in relation to the Company's financial position.

7.   Subsequent Events

     Subsequent to December 31, 2002, the Company has:

     a) received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 14, 2002 pending receipt of funds;

     b) entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. The Vendor may cancel this transaction if the Company does not raise $1,000,000 by September 17, 2003. The Company may cancel this transaction for any sound business reason. In the event of cancellation the shares will be returned to treasury and cancelled;



     c) entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technology") from the President of the Company for one (1) dollar. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technology. The 2,000,000 shares issued by the Company will be valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. The Technology is proprietary and is to be used to extract valuable and/or hazardous elements from the soil or water. The vendors may cancel this transaction if the Company does not raise $1,000,000 by September 17, 2003. The Company may cancel this transaction if it is proven that the vendors misrepresented the potential of the Technology. In the event of cancellation the shares will be returned to treasury and cancelled;

     d) authorized the modification of its business purpose and is entering the "non-toxic" ore processing and environmental remediation business with a focus on serving the mining and coal fired power plant industries;

     e) received notification from the President of the Company that all amounts owing to him are forgiven as of March 13, 2003;

     f) entered into a five year contract to retain the current President of the Company;

     g)   changed the name of the Company to Xerion EcoSolutions Group Inc.;

     h) filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan;

     i) granted 505,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices: 150,000 shares at a price of $0.60 per share; 350,000 shares at a price of $4.00 per share; and 5,000 shares at a price of $5.00 per share;

     j) issued 150,000 shares upon the exercise of stock options at a price of $0.60 per share to net the Company proceeds of $90,000.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There was no change in nor disagreements with accountants during the year 2002. Manning Elliott, Chartered Accountants continues to serve as the Company auditors.

ITEM 9 - OFFICERS AND DIRECTORS:

The current officers and directors of Registrant are as follows:

      Name                        Position
Ben Traub*             President, Chief Executive Officer and Director
Ellen Luthy            Secretary-Treasurer, Chief Financial Officer and Director
Warren C. Gacsi        Director
Richard Hewlett**      Chief Scientific Officer
Ryan Jones**           Vice President, Operations
David Thomas**         Chief Operating Officer
Byron Knelson**        Vice President, Corporate Development

Mr. Bruce Deildal*** served as President, Chief Executive Officer and Director of the Company until October, 2002 the date of Ben Traub's appointment.

The issuer does not have a financial expert serving on its audit committee at this time, however, it has made arrangements for such an expert to serve on the committee as soon as revenues are imminent.

ITEM 10 - EXECUTIVE COMPENSATION:

None of the current officers or directors has received any compensation or salary from the Registrant during the year 2002. However the Registrant has subsequently entered into an Employment Agreement with its current president (See subsequent events) which provides for a non cumulative, yet undetermined salary once the Company has secured financing. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending Board meetings.

     o Mr Traub had a previous employment agreement with the Company; but never received any compensation thereunder and subsequently forgave all debt from the Company prior to accepting his current board and officer appointment.
     o    ** Officer appointments made late March, 2003.
     o ***Mr. Bruce Deildal, had an employment agreement with the Company, but never received any compensation from the Company, and is owed the sum of $20,000.

Stock Option Grants subsequent to December 31, 2002.

Subsequent to December 31, 2002, Executives of the Company have been granted stock options as follows;

The Company has granted 25,000 stock options to David Thomas with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 50,000 stock options to Ben Traub with an exercise price of $0.60 per share and 100,000 options with an exercise price of $4.00 per share; 25,000 stock options to Richard Hewlett with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Ryan Jones with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Byron Knelson with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 15,000 stock options to Ellen Luthy with an exercise price of $4.00 per share.

During the year 2002, the Company authorized the issuance of 10,000 stock options to Ben Traub with an exercise price of $4.00 per share. Mr. Traub decided to forego his rights thereunder and the stock option agreement was never executed by Mr. Traub. These same options were part of the remaining options cancelled by the Company at December 31, 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2003 the outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of common stock, and the shareholdings of all Executive Officers and Directors as a group on a fully diluted basis.

                                  Number of
        Name                    Shares owned       Class          Percent
    ------------                ------------    ------------    ------------

Ben Traub                          2,001,300       Common          40.91%
Officer and Director

Ellen Luthy
Secretary-Treasurer and Director       1,000       Common           0.02%

Warren C. Gacsi
Director                                 336       Common           0.01%

Byron Knelson                        666,666       Common          13.63%
Officer

Richard Hewlett                    1,166,668       Common          23.85%
Officer

Ryan Jones                           666,666       Common          13.63%
Officer


Group Total: 4,977,636


CODE OF ETHICS

The issuer has not adopted a code of ethics that applies to the small business issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It has not done so yet, however, plans to do so during the next year of operations if and as required by SEC and/or NASD regulations.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Ben Traub, the Company's President, owned an option-to-acquire certain ore processing technologies which he had purchased for his personal financial gain. Subsequent to December 31, 2002 he sold these rights to the Company for one dollar.


ITEM 13 - EXHIBITS AND REPORTS ON FROM 8-K

     (a) The following documents are filed as Exhibits to this Registration. (DOCUMENTS INCORPORATED BY REFERENCE)
     Information Statement to Shareholders dated November 7, 2002 - proposing to reverse split the shares of the company on a one for one hundred basis and to change the name of the Company.
     Form 10-KSB 2001 - Annual Report for year-end December 31, 2001 (includes Aggressive American Capital Partners, Inc Management Agreement)
     Form 10-KSB 2000 - Annual Report for year-end December 31, 2000.

     (b)  Reports on Form 8-K:

          i. Filed October 10, 2002- As of September 30, 2002, the Company's address of record has been changed to Suite 132-3495 Cambie St. Vancouver, BC, Canada, V5Z 4R3. Phone number has been changed to
               (604)696-0073.  Fax  number has been  changed to (604)  696-0074.
               Bruce Deildal has resigned as Officer and Director of the Company. Ben Traub has been appointed as Director and President and CEO of the Company.
          ii. Filed November 29, 2002- On November 26, 2002 there was a Special Meeting of Shareholders who voted positively in favor of changing the company's name and in favor of a one for one hundred reverse split of the Company's stock, as per the Information Statement filed with the SEC.
          iii. Filed March 31, 2003 reporting the sale of two million shares in a private placement and the change of control of the Company by way of issuing 500,000 and 2,000,000 shares, respectively, for the acquisition of 67 mining claims and the acquisition of certain non-toxic ore and waste processing technologies.

ITEM 14 - CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)), as of March 26, 2003, are sufficient.
(b) There have been no changes in internal controls in the previous year.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

/s/ Ben Traub                                              Dated: April 14, 2003
---------------------------------
    Ben Traub, President

/s/ Ellen Luthy                                            Dated: April 14, 2003
---------------------------------
    Ellen Luthy, Secretary

/s/ Warren C. Gacsi                                        Dated: April 14, 2003
---------------------------------
      Warren C. Gacsi, Director








                        CERTIFICATION OF PERIODIC REPORT

I, Ben E. Traub, Principal Executive Officer of Xerion EcoSolutions Group Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Okley Act of 2002, 18 U.S.C. Section 1350, that;

     (1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the company.
     Dated: April 14, 2003

                                                     /s/ Ben Traub
                                                     ---------------------------
                                                         Ben Traub
                                                     Principal Executive Officer

CERTIFICATION OF PERIODIC REPORT

We, Ben E. Traub and Ellen P. Luthy certify that:

1. We have reviewed this annual report on Form 10-KSB of Xerion EcoSolutions Group Inc. (the "Registrant") for the year ended December 31, 2002.

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:
April 14, 2003
                                             By: /s/ Ben Traub
                                                 -------------------------------
                                                     Ben Traub
                                                     Chief Executive Officer

                                             By: /s/ Ellen Luthy
                                                 -------------------------------
                                                     Ellen Luthy
                                                     Principal Financial Officer