Form 10QSB
period 2003-03-31
XERION ECOSOLUTIONS GROUP INC
filed 2003-05-15
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                            Filing Type:  10QSB
                            Description:  Annual Report
                            Filing Date:  May 15, 2003
                            Period End:  March 31, 2003


                Primary Exchange: Over the Counter Bulletin Board
                          Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

  (Mark one)

   XX    QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-------  ACT OF 1934 (Fee required)

                 For the quarterly period ended March 31, 2003
                                                --------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
-------

         For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.
                         (Formerly IMMULABS CORPORATION)


          Colorado                                           84-1286065
--------------------------                             -------------------------
 (State of incorporation)                              (IRS Employer ID Number)

                          Suite 132-3495 Cambie Street
                          Vancouver, BC Canada V5Z 4R3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (604)696-0073
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 15, 2003 5,042,133 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov .


Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART 1

1. Financial Statements                                                       3

2. Management's Discussion and Analysis or Plan of Operation                 12

PART 11

1. Legal Proceedings                                                         13

2. Changes In Securities                                                     13

3. Defaults Upon Senior Securities                                           13

4. Submission of Matters to a Vote of Security Holders                       13

5. Other Information                                                         14

6. Exhibits and Reports on Form 8-K                                          14

Signatures                                                                   15

Exhibit 23.1 - Consent of Independent Certified Public Accountants







PART 1

Item 1 - Financial Statements
Xerion EcoSolutions Group Inc.
(A Development Stage Company)

March 31, 2003

                                                                           Index

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to the Financial Statements...........................................F-4


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets


                                                                                  As at        As at
                                                                                March 31,   December 31,
                                                                                  2003          2002
                                                                                    $             $
                                                                               (unaudited)   (audited)
ASSETS

Current Assets

Cash                                                                               25,736         2,997
Prepaid expenses                                                                   16,000          --
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                               41,736         2,997

Mining Claims (Note 3)                                                             25,000          --

Technology Rights (Note 4)                                                         20,000          --
--------------------------------------------------------------------------------------------------------

Total Assets                                                                       86,736         2,997
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                                   22,579        41,487
Accrued liabilities                                                                 3,750         3,000
Loans from a related party (Note 5)                                                 1,867         1,100
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  28,196        45,587
--------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1,5,7 and 8)

Subsequent Event (Note 9)

Stockholders' Equity (Deficit)

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                                          --            --

Common Stock, 300,000,000 shares authorized, $0.001 par value
5,042,133 shares issued and outstanding (December 31, 2002 - 392,133 shares)        5,042           392
(Note 6(a))

Additional Paid-in Capital                                                      7,743,112     7,594,262

Stock based compensation                                                        1,876,171     1,873,815

Donated Capital (Note 5(b))                                                        6,000         3,000

Deficit Accumulated During the Development Stage                               (9,571,785)   (9,514,059)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                               58,540       (42,590)
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        86,736         2,997
========================================================================================================

(The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations


                                             Accumulated from
                                             November 1, 1985        For the Three Months
                                             (Date of Inception)     Ended
                                             to March 31,            March 31
                                             2003                    2003                    2002
                                             $                       $                       $
                                             (unaudited)             (unaudited)             (unaudited)


Revenue                                                    --                      --                      --
---------------------------------------------------------------------------------------------------------------
Expenses

General and Administrative

Accounting and audit                                     33,600                   2,925                     500
Amortization                                              2,833                    --                      --
Donated services                                          6,000                   3,000                    --
Financial services                                       56,266                    --                      --
Investor relations                                      170,786                    --                      --
Legal                                                 1,019,355                   6,348                    --
Management fees                                         763,000                    --                    90,000
Office                                                    3,689                     213                     372
Salaries                                                229,730                  26,000                  33,000
Stock based compensation                              1,876,171                   2,356                    --
Transfer agent and regulatory                            17,225                     884                     500
Travel and promotion                                      7,111                    --                      --
---------------------------------------------------------------------------------------------------------------
                                                      4,185,766                  41,726                 124,372
---------------------------------------------------------------------------------------------------------------

Selling and Marketing

Advertising                                              89,238                    --                      --
Marketing                                                29,500                  16,000                    --
Option agreement written-off                             15,000                    --                      --
---------------------------------------------------------------------------------------------------------------
                                                        133,738                  16,000                    --
---------------------------------------------------------------------------------------------------------------

Total Expenses                                        4,319,504                  57,726                 124,372
---------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations             (4,319,504)                (57,726)               (124,372)
---------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations           (5,252,281)                   --                      --
---------------------------------------------------------------------------------------------------------------
Net Income (Loss) For the Period                     (9,571,785)                (57,726)               (124,372)
===============================================================================================================

Net Income (Loss) Per Share - Basic                                               (0.02)                  (0.32)
===============================================================================================================

Weighted Average Shares Outstanding                                           2,605,000                 391,000
===============================================================================================================







                                      F-2

(Diluted loss per share has not been presented as the result is anti-dilutive)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                         For the Three Months
                                                                Ended
                                                              March 31,
                                                          2003           2002
                                                           $              $
                                                      (unaudited)    (unaudited)

Cash Flows to Operating Activities

Net loss for the period                                   (57,726)     (124,372)

Adjustment to reconcile net loss to cash:

Donated services                                            3,000          --
Stock based compensation                                    2,356          --

Change in non-cash working capital items:

Increase in prepaid expenses                              (16,000)         --
Increase in accounts payable and accrued liabilities          342       124,026
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                     (68,028)         (346)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from subscriptions receivable                     20,000          --
Proceeds from shares issued                                90,000          --
Advances from a related party                                 767          --
--------------------------------------------------------------------------------
Net Cash From Financing Activities                        110,767          --
--------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Purchase of mining claims                               (20,000)         --
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (20,000)         --
--------------------------------------------------------------------------------
Decrease in Cash                                           22,739          (346)

Cash - Beginning of Period                                  2,997         2,276
--------------------------------------------------------------------------------
Cash - End of Period                                       25,736         1,930
================================================================================
Non-Cash Financing Activities

  Forgiveness of debt to related party                     18,500
  Shares issued for acquisition of mining claims            5,000          --
  Shares issued for acquisition of technology rights       20,000          --
================================================================================
Supplemental Disclosures

  Interest paid                                              --            --
  Income tax paid                                            --            --
================================================================================


                                       F-3

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

     With the acquisition of sixty-seven mineral claims in California and the rights to certain ore and waste processing technologies, the Company has entered the business of mine reclamation and environmental remediation with a focus on serving the mining and coal fired power plant industries. Refer to Notes 3 and 4.

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to complete its business acquisition and then execute upon its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations. In April the Company completed a private placement offering consisting of 89,000 shares of common stock at a price of $1.00 per share for a total cash consideration of $89,000.



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

     Recent Accounting Pronouncements


     In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

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

3.   Mining Claims

     The Company entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. The Vendor may cancel this transaction if the Company does not raise $1,000,000 by September 17, 2003. The Company may cancel this transaction for any sound business reason. In the event of cancellation the shares will be returned to treasury and cancelled.

4.   Technology Rights

     The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for one (1) dollar. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technologies. The 2,000,000 shares issued by the Company have been valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. The technologies are protected by patent and is to be used to extract valuable and/or hazardous elements from the soil or water. The vendors may cancel this transaction if the Company does not raise $1,000,000 by September 17, 2003. The Company may cancel this transaction if it is proven that the vendors misrepresented the potential of the Technologies. In the event of cancellation the shares will be returned to treasury and cancelled.

5.   Related Party Transactions/Balances

     a) On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company.

     b) The Company recognized $3,000 as donated services to the President of the Company for services rendered during the three months ended March 31, 2003.

     c) The Company received notification from the President of the Company that all amounts owing to him are forgiven as of March 13, 2003. Therefore $18,500 is included in Additional Paid In Capital for the period ended March 31, 2003 representing the extinguishment of the debt owing to the President of the Company. Due to his relationship to the Company as principal stockholder, the forgiveness of this debt has been treated as contributed capital in accordance with the provisions of Staff Accounting Bulletin Topic 5T "Accounting for Expense of Liabilities Paid by Principal Stockholders". It is treated as contributed capital because the forgiveness of debt maintained the value of the principal stockholder's investment in the Company.

     d)   The  amounts  due to a  related  party  represent  cash  loans and are
          non-interest   bearing,   unsecured  and  without  specific  terms  of
          repayment.

     e) The Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002 pending receipt of funds.


6.   Share Capital

     (a)  Common Stock

          On March 14, 2003, the Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002 pending receipt of funds.

     (b)  Stock options

          On March 24, 2003, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan;

          On March 24, 2003, the Company granted options to purchase 150,000 shares at an exercise price of $0.60 per share under the 2003 NQPlan to officers and directors of the Company. These options were exercised on March 28, 2003. On March 24, 2003, the Company granted options to purchase 325,000 shares at an exercise price of $4.00 per share under the 2003 NQPlan to officers and directors of the Company.
                                                                      Weighted
                                                       Shares          Average
                                                    Under Option    Option Price
                                                          #               $

          Beginning of period                               --              --
          Granted                                        475,000            2.93
          Exercised                                     (150,000)           0.65
          ----------------------------------------------------------------------
          End of period                                  325,000            4.00
          ======================================================================

          Additional information regarding options outstanding as at March 31, 2003 is as follows:

                                               Outstanding                                  Exercisable
                            -------------------------------------------------    --------------------------------
          Exercise prices                          Weighted
                                                    average         Weighted                             Weighted
                                                  remaining          average                              average
                                  Number of     contractual   exercise price           Number of   exercise price
               $                   shares       life(years)                $              shares                $

              4.00                  325,000             .98             4.00             325,000             4.00
                            ------------------------------------------------    ---------------------------------

                                    325,000             .98             4.00             325,000             4.00
                            ================================================    =================================

          Stock based compensation was calculated using the Black-Scholes Option Pricing method with the following assumptions: expected volatility - 95%; expected life - 1.0 years; and risk-free rate - 1.18%.

7.   Commitment

     The Company entered into employment agreements with four officers of the Company, in which signing bonuses of $26,000 has been paid.


8.   Contingent Liability

     The Company is in dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,509 due to their losses, however, the title of the bus was never transferred to the Company and the Company is looking to recoup approximately $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company as well as the estate of the Company's former attorney to cover the costs. These parties had signed a Hold Harmless Agreement indemnifying the Company from any costs arising from this matter. It is not possible at this time for the Company to predict with any certainty the outcome of this claim. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability would be material in relation to the Company's financial position.

9.   Subsequent Event

     In  April  2003,  the  Company  completed  a  private  placement   offering
     consisting of 89,000 shares of common stock at a price of $1.00 per share to net the Company proceeds of $89,000.

Item 2 - Management's Discussion and Analysis or Plan of Operation




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


(2)  Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has just over $100,000 in cash, 100% ownership of technology for use in non-toxic processing of ore and waste, sixty-seven mining claims and liabilities totaling just over $25,000.

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

During the recent quarter the Company modified its business purpose to enter into the `non-toxic" ore processing, mine reclamation and environmental remediation business with a focus on serving the mining and coal-fired power plant industries.

The Company is in discussions with several parties for ore processing and/or mine reclamation contracts. Negotiations have been positive thus far and management believes that it will sign one or more contracts in the very near future that could result in significant revenues.


On March 17, 2003 the Company acquired ownership of sixty-seven mining claims in the Randsburg Mining District of California as well as certain ore and waste processing technologies for use in ore processing, mine reclamation and environmental remediation.

The Company's primary objective over the next year is to lay a foundation for significant expansion. It is anticipated that this will include: creating significant streams of positive cash flow, developing internal systems and infrastructure, recruiting senior executives and support staff, creating credibility with the mainstream mining and coal-fired power plant industries, generating sufficient financing systems and market capitalization to support the Company's aggressive internal growth and acquisition plans.

CORE TECHNOLOGY
The Company owns a proprietary ore processing and waste management technology known as the `Xerion Reaction System' or `XRS'. The XRS has the ability to release and recover any targeted element from the earth including: gold, silver, platinum, palladium, rare earth elements such as neodymium and scandium, strategic metals such as tungsten, and other valuable elements. XRS can also neutralize or remove elements that are harmful to the environment, including zinc, lead, mercury, arsenic, germanium, cyanide and other deleterious elements.


GENERAL BUSINESS OVERVIEW
Xerion offers Mine Reclamation and Environmental Remediation services to the Mining and Coal-Fired Power Plant Industries. Tailings and waste dumps from these industries scatter the world. They can be hazardous to the environment and there are few economic solutions for their remediation. It is a little known fact that traditional recovery methods often leave these dumps with a considerable percentage of their original elements, such as gold and platinum, still intact. In some cases the Company may provide remediation services at little or even no cost to government or industry - since costs can be partially or entirely met through the recovery of valuable elements. A patent application for the XRS has recently been filed and Xerion is in the start-up phase of its business cycle. The Company is in the process of building the infrastructure necessary to perform its first reclamation project.

The company intends to acquire contracts for the reclamation of toxic mining sites. In addition to mining, there are numerous applications of XRS technology including remediation of toxic waste produced by the Coal Fired Power Plant industry.


OUTLOOK ON USE OF CYANIDE BY THE MINING INDUSTRY

The mining industry is facing many regulatory pressures regarding the use of cyanide, which is an industry standard method to economically recover gold from ore. Cyanide has resulted in a number of environmental disasters in recent history. There is growing concern about the use of cyanide in mining operations. Already some States have outlawed the use of cyanide altogether and other States could soon be following in their footsteps. The Xerion Reaction System offers an environmentally friendly alternative to cyanide. Several tests were carried out under the auspices of the Arizona Department of Environmental Quality for a placer mine operation, using an earlier process developed by Xerion's Chief Scientific Officer. (The XRS is more efficient and just as non-toxic as this earlier process). Due to its non-toxic nature, the government granted the technology a negative declaration, `no permit required' for the State of
Arizona. This type of `negative declaration' could shorten the time-to-production for any mine using the XRS in Arizona. The Company intends to apply for similar `Negative Declarations' in all States. Aside from the dangers of environmental impact, cyanide is only effective in leaching gold from certain types of ores. Sulphides, in particular, are not amenable to economic cyanide leaching. It is well known in the industry that cyanide recovers less than half of the gold from Sulphides. XRS, however, is effective in leaching very high percentages of gold and other elements from sulphides. The future of cyanide is questionable and the industry is being forced to consider other alternatives. The potential for XRS to become an industry standard replacement for cyanide is very real.

ENVIRONMENTAL REMEDIATION -
COAL-FIRED POWER PLANT INDUSTRY

There are over one thousand coal-fired power plants in the United States. These power plants generate approximately half of all electricity consumed in the United States and produce a growing supply of toxic and semi-toxic waste. An independent laboratory has conducted tests on this waste and determined that it contains an extraordinarily high content of valuable elements. Analyses done on fly ash were carried out at the Argonne National Laboratory in Illinois by the United States Geological Survey, using a DC Arc Atomic Emission Spectrograph, indicates gross value of all elements exceeds $700.00 per ton of waste. (This value was based on the element prices as readily available off the Internet and values are expected to fluctuate with market prices of recoverable elements). In addition to significant existing stockpiles, coal-fired power plants in the United States produce over one hundred and fifteen million (115,000,000) new tons of waste every year. Due to the apparent lack of technology capable of recovering the inherent values, the power plants currently sell a portion of their waste to the cement industry as an inexpensive ingredient, and disposes of, or stockpiles the rest.


COAL-FIRED POWER PLANT INDUSTRY OUTLOOK

There is growing concern among environmental groups and government agencies regarding the problem of toxic waste produced by this industry. Although they have made Herculean efforts and have spent billions of dollars on controls to reduce particulates, sulfur dioxide and carbon dioxide emissions, the industry has yet to adequately address the problems associated with its solid waste. Further environmental restrictions may be imposed on this industry unless it is able to solve its waste remediation problem. Test results indicate the Xerion Reaction System may provide an economical method of remediating this industry's waste, with the added financial benefit of being able to recover valuable elements currently left behind. The Company anticipates performing recovery and remediation tests for the industry in the very near future.


RANDSBURG MINING CLAIMS

Xerion owns sixty-seven mining claims covering an area of 16.75 square miles in the Randsburg Mining District of California. The Company plans to implement a full-scale, environmentally friendly mining operation at these claims to demonstrate the efficiency of using the XRS from start of production, right through to reclamation. Many assays have been completed, indicating several mining targets with production potential. The initial production target on the claims is a residual placer deposit known as the Floyd Mine. The Floyd is a pluton area that has a quartz-weathered zone 7,000 feet long by 3,000 feet wide. Twenty-five trenches, each 16-feet deep, have been bulk-tested every 4-feet of depth. Sample results by certified labs show gold mineralization over the entire zone (XRAL, ACTIVATION LABS, JACOBS ASSAY OFFICE, SKYLINE, AND ACT LABS). A feasibility study is required and is the next step before proceeding into production.


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

The recent mining claim and technology acquisitions require the Company to raise one million dollars within six months to avoid notice of cancellation from Sellers. Part of Seller's motivation in selling the XRS technology to Company was to avoid significant dilution in their ownership. There is no guarantee that the Company will be able to raise this capital and if the Company fails to raise this capital the Sellers are expected to sell the technology to another party.

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

There is no guarantee that contracts for ore processing, mine reclamation or environmental remediation will be forthcoming and the economic success of such contracts are subject to many known and unknown risks including; availability of adequate capital, availability of qualified staff, successful negotiations with mining and power plant companies, protection of the proprietary qualities of XRS technology, successful economic implementation of XRS, availability of raw materials or specialized equipment.

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

During the quarter ended March 31, 2003, the Company added the following executives to its management team.

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

David Thomas, Senior Strategic Coordinator
Mr. Thomas formerly served as President of a venture capital company, incubating start-up public companies. Prior to that he was Executive Vice President of a mining company, Vice President Finance of a development stage pharmaceutical company and Senior Vice President and Fund Manager of a futures based Mutual Fund Management Company. He has successfully worked with Xerion's President on several important projects over the past nine years, including the launch of an internet startup which achieved market capitalization of $240,000,000.00.. He has a strong background in corporate finance, regulatory compliance, strategic planning and general management.

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


Part II - Other Information

Item 1 - Legal Proceedings

     To the best of knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below

     The current company management learned in late 2002 that the Company is in dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company as well as the estate of the Company's former attorney to cover any costs which arise. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from this matter. An attorney representing a former Director of the Company has informed the Company that they have worked out a potential alternative settlement with the Claimants which would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and has advised the Company that a payment of $10,000 will clear the matter within thirty days. The Company will be pursuing former Directors for payment in this matter.

Item 2 - Changes in Securities

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

During the quarter ending March 31, 2003 the Company:

     a) granted 475,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices: 150,000 shares at a price of $0.60 per share; 325,000 shares at a price of $4.00 per share;
     b) issued 150,000 shares upon the exercise of stock options at a price of $0.60 per share to net the Company proceeds of $90,000

The Company granted 25,000 stock options to David Thomas with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 50,000 stock options to Ben Traub with an exercise price of $0.60 per share and 100,000 options with an exercise price of $4.00 per share; 25,000 stock options to Richard Hewlett with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Ryan Jones with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Byron Knelson with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 15,000 stock options to Ellen Luthy with an exercise price of $4.00 per share; 10,000 stock options to Warren Gacsi with an exercise price of $4.00 per share.




SALES OF SECURITIES:

In December, 2002 the Company issued 2,000,000 shares to be held in trust, in the name of "Race & Co.". These shares were subsequently issued to the President of the Company pursuant to a private placement on March 17, 2003, for proceeds in the amount of $20,000.

On March 17, 2003 the Company authorized the issuance of 500,000 restricted shares (and $20,000 in cash) in consideration for the acquisition of 67 mining claims. On March 17, 2003 the Company authorized the issuance of 2,000,000 restricted shares in consideration for the acquisition of ore and waste processing technology.

Subsequent to December 31, 2002 the Company granted 475,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices: 150,000 shares at a price of $0.60 per share; 325,000 shares at a price of $4.00 per share. On March 28, 2003 the Company issued 150,000 shares upon the exercise of stock options by officers at a price of $0.60 per share to net the Company proceeds of $90,000.

Subsequent to March 31, 2003 the Company completed a private placement for 89,000 shares at a price of $1.00 for proceeds totaling $89,000.


Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission Of Matters To A Vote Of Security Holders

         None

Item 5 - Other Information

The Company is in discussions with several parties for ore processing and/or mine reclamation contracts. Negotiations have been positive thus far and management believes that it will sign one or more contracts in the very near future that could result in significant revenues.



ITEM 6 - EXHIBITS AND REPORTS ON FROM 8-K

(DOCUMENTS INCORPORATED BY REFERENCE)

     (a) Form S-8 Registration Statement filed with the U.S. Securities and Exchange Commission March 24, 2003 to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan").

     (b) Reports on Form 8-K:

          i. Filed March 31, 2003 reporting the sale of two million shares in a private placement and the change of control of the Company by way of issuing 500,000 and 2,000,000 shares, respectively, for the acquisition of 67 mining claims and the acquisition of certain non-toxic ore and waste processing technologies.


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By  /s/  Ben Traub                                           Dated: May 15, 2003
   ---------------------------------
         Ben Traub, President

By  /s/  Ellen Luthy                                         Dated: May 15, 2003
   ---------------------------------
         Ellen Luthy, Secretary

CERTIFICATION OF PERIODIC REPORT

We, Ben E. Traub and Ellen M. Luthy certify that:


1. We have reviewed this quarterly report on Form 10-QSB of Xerion EcoSolutions Group Inc. (the "Registrant") for the period ended March 31, 2003.

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  We have  indicated  in this  quarterly  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: May 15, 2003


                                                     By:           /s/ Ben Traub
                                                                 ---------------
                                                                       Ben Traub
                                                         Chief Executive Officer




                                                     By:          /s/Ellen Luthy
                                                               -----------------
                                                                     Ellen Luthy
                                                     Principal Financial Officer

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

Dated: May 15, 2003

                                                                   /s/ Ben Traub
                                                          ----------------------
                                                                       Ben Traub
                                                     Principal Executive Officer