Form 10QSB
period 2003-06-30
XERION ECOSOLUTIONS GROUP INC
filed 2003-08-15
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                          Filing Type:  10QSB
                          Description:  Annual Report
                          Filing Date: August 15, 2003
                          Period End:  June 30, 2003


                Primary Exchange:  Over the Counter Bulletin Board
                          Ticker:  XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

  (Mark one)

  XX     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----    ACT OF 1934 (Fee required)

                  For the quarterly period ended June 30, 2003
                                                 -------------

-----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


         For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.
                        (Formerly IMMULABS CORPORATION )

       Colorado                                               84-1286065
------------------------                               -------------------------
(State of incorporation)                               (IRS Employer ID Number)

                          Suite 132-3495 Cambie Street
                          Vancouver, BC Canada V5Z 4R3
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (604)696-0073
                           (Issuer's telephone number)

 ------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                              ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2003 5,172,233 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov .


Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART I

1. Financial Statements                                                       4

2. Management's Discussion and Analysis or Plan of Operation                 12


PART II

1. Legal Proceedings                                                         17

2. Changes In Securities                                                     17

3. Defaults Upon Senior Securities                                           18

4. Submission of Matters to a Vote of Security Holders                       18

5. Other Information                                                         18

6. Exhibits and Reports on Form 8-K                                          19

Signatures                                                                   19

Exhibit 23.1 - Consent of Independent Certified Public Accountants


PART 1

  Item 1 - Financial Statements

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets


                                                                                  As at        As at
                                                                                June 30,    December 31,
                                                                                  2003          2002
                                                                                    $             $
                                                                               (unaudited)   (audited)
ASSETS

Current Assets

Cash                                                                               71,193         2,997
Prepaid expenses                                                                   11,204          --
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                               82,397         2,997

Mining Claims (Note 6)                                                             25,000          --

Technology Rights (Note 7)                                                         20,000          --
-------------------------------------------------------------------------------------------------------

Total Assets                                                                      127,397         2,997
=======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                                   23,516        41,487
Accrued liabilities                                                                 2,250         3,000
Loans from a related party (Note 4)                                                 1,867         1,100
-------------------------------------------------------------------------------------------------------

Total Liabilities                                                                  27,633        45,587
-------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1 and 5)

Stockholders' Equity (Deficit)

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                                          --            --

Common Stock, 300,000,000 shares authorized, $0.001 par value
5,152,233 shares issued and outstanding (December 31, 2002 - 392,133 shares)        5,152           392

Additional Paid-in Capital                                                      7,884,752     7,594,262

Stock based compensation                                                        1,876,171     1,873,815

Donated Capital                                                                    66,000         3,000

Deficit Accumulated During the Development Stage                               (9,732,311)   (9,514,059)
-------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                               99,764       (42,590)
-------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       127,397         2,997
=======================================================================================================






    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)


                                      Accumulated
                                      from
                                      November 1,
                                      1985
                                      (Date of      For the Three Months        For the Six Months
                                      Inception)    Ended                       Ended
                                      to June 30,   June 30                     June 30
                                      2003          2003          2002          2003          2002
                                      $             $             $             $             $


Revenue                                     --            --            --            --            --
--------------------------------------------------------------------------------------------------------

Expenses

General and Administrative

Accounting and audit                      36,909         3,309          --           6,234           500
Amortization                               2,833          --            --            --            --
Consulting                                48,826        48,826          --          48,826          --
Donated services                          66,000        60,000          --          63,000          --
Financial services                        56,266          --            --            --            --
Investor relations                       170,786          --            --            --            --
Legal                                  1,020,708         1,353          --           7,701          --
Management fees                          763,000          --          90,000          --         180,000
Office                                    25,665        21,976           441        22,029           813
Salaries                                 229,730          --          33,000        26,000        66,000
Stock based compensation               1,876,171          --            --           2,356          --
Transfer agent and regulatory             19,883         2,658           477         3,702           977
Travel and promotion                       7,111          --            --            --            --
--------------------------------------------------------------------------------------------------------
                                       4,323,888       138,122       123,918       179,848       248,290
--------------------------------------------------------------------------------------------------------
 Selling and Marketing (Note 4(f))       156,142        22,404          --          38,404          --
--------------------------------------------------------------------------------------------------------
Total Expenses                         4,480,030       160,526       123,918       218,252       248,290
--------------------------------------------------------------------------------------------------------
Loss from Continuing Operations       (4,480,030)     (160,526)     (123,918)     (218,252)     (248,290)

Loss from Discontinued Operations     (5,252,281)         --            --            --            --
--------------------------------------------------------------------------------------------------------
Net Loss For the Period               (9,732,311)     (160,526)     (123,918)     (218,252)     (248,290)
========================================================================================================

Net Loss Per Share - Basic                               (0.03)        (0.31)        (0.06)        (0.01)
========================================================================================================

Weighted Average Shares Outstanding                  5,127,000       391,000     3,659,000       391,000
========================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)



   (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                                    For the Six Months
                                                                          Ended
                                                                         June 30,
                                                                    2003           2002
                                                                      $              $
                                                                 (unaudited)   (unaudited)

Cash Flows to Operating Activities

Net loss for the period                                            (218,252)     (248,290)

Adjustment to reconcile net loss to cash:

Donated services                                                     63,000          --
Stock based compensation                                              2,356          --

Change in non-cash working capital items:

Increase (Decrease)  in prepaid expenses                            (11,204)         (373)
Increase (Decrease)  in accounts payable and accrued liabilities       (222)      242,199
-----------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                              (164,322)       (6,464)
-----------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from shares issued                                         251,750          --
Advances from a related party                                           767         8,500
-----------------------------------------------------------------------------------------
Net Cash From Financing Activities                                  252,517         8,500
-----------------------------------------------------------------------------------------
Cash Flows to Investing Activities

Purchase of mining claims                                           (20,000)         --
-----------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                               (20,000)         --
-----------------------------------------------------------------------------------------
Increase in Cash                                                     68,195         2,036
-----------------------------------------------------------------------------------------
Cash - Beginning of Period                                            2,997         2,276
-----------------------------------------------------------------------------------------
Cash - End of Period                                                 71,192         4,312
=========================================================================================
Non-Cash Financing Activities

Forgiveness of debt to related party                                 18,500          --
Shares issued for acquisition of mining claims                        5,000          --
Shares issued for acquisition of technology rights                   20,000          --
=========================================================================================
Supplemental Disclosures

Interest paid                                                          --            --
Income tax paid                                                        --            --
=========================================================================================



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

     With the acquisition of sixty-seven mineral claims in California and the rights to certain ore and waste processing technologies, the Company has entered the business of mine reclamation and environmental remediation with a focus on serving the mining and coal fired power plant industries. Refer to Notes 6 and 7.

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to execute its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations. Refer to Note 8 for subsequent issuance of shares for cash and services.


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

     Recent Accounting Pronouncements

     In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the
     disclosure   requirements  of  SFAS  No.  123  to  require  more  prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on 2.

     January 1, 2003 and its impact did not have a material effect on its financial position or results of operations. FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   Share Capital

     (a)  Common Stock

          On March 14, 2003, the Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002 pending receipt of funds.

          The Company received $90,000 pursuant to the exercise of 150,000 options at $0.60 per share.

          On April 15, 2003, the Company completed a private placement offering and issuance consisting of 89,000 shares of common stock at a price of $1.00 per share to net the Company proceeds of $89,000.

          On May 15, 2003, the Company completed a private placement offering and issuance consisting of 21,100 shares of common stock at a price of $2.50 per share to net the Company proceeds of $52,750.

          A total proceeds from private placement offerings of $141,750 was raised in the June quarter.

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



                                                                     Weighted
                                                                      Average
                                                        Weighted     Remaining
                                        Shares          Average     Contractual
                                     Under Option    Option Price       Life
                                          #               $           (months)


          Beginning of year                  --              --
          Granted                         475,000            2.93
          Exercised                      (150,000)           0.65
          ----------------------------------------------------------------------

          End of period                   325,000            4.00             12
          ======================================================================


          Stock based compensation was calculated using the Black-Scholes Option Pricing method with the following assumptions: expected volatility - 95%; expected life - 1.0 years; and risk-free rate - 1.18%.



4.   Related Party Transactions and Balances

     a) On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company.

     b) The Company recognized $60,000 ($20,000 per month) as donated services to the President of the Company for services rendered during the three months ended June 30, 2003. A total of $3,000 had been recognized in the three months ended March 31, 2003.

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

     e) The Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002.

     f) The Company paid a fee of $38,404, to a company controlled by the spouse of the President of the Company, for marketing consultation, including logo design, website strategy, concept and design and brochure concept and design and printing of collateral marketing materials.

5.   Commitment

     The Company entered into a property lease agreement with Tharp Enterprise of California. The term of the lease is for 6 months at $400 per month, commencing June 1, 2003.


6.   Mining Claims

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

7.   Technology Rights

     The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for one (1) dollar. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technologies. The 2,000,000 shares issued by the Company have been valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. A patent has been applied for these technologies that are to be used to extract valuable and/or hazardous elements from the soil.

     The recent mining claim and technology acquisitions require the Company to raise one million dollars within six months to avoid notice of cancellation from Sellers. There is no guarantee that the Company will be able to raise this capital, however, in the event that the capital has not been raised in this time period, the ownership of the mining claims and technology does not revert back to the sellers. The Seller's recourse in such an event, if they chose to pursue it, is to give the Company notice within a nine day window at the end of the six month period and include reasons why the Sellers believe the company has willfully failed and then give the company an additional 45 days to cure such willful failure.

     The Company may cancel  this  transaction  if it is proven that the vendors
     misrepresented  the  potential  of  the  Technologies.   In  the  event  of
     cancellation the shares will be returned to treasury and cancelled.

8.   Subsequent Events

     In July 2003, the Company completed a private placement offering consisting of 15,000 shares of common stock at a price of $2.50 per share to net the Company proceeds of $37,500.


     In July, 2003 the Company also agreed to issue 5,000 common restricted shares each to three of employees in lieu of cash, for a total issuance of 15,000 shares.

     The Company has signed a binding preliminary agreement for the reclamation of a smelter slag project in Arizona. The agreement allows Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis. Early test results indicate that mineral reserves are generally consistent with joint venture representation. The Company has issued a letter of acceptance to its joint venture partner indicating its acceptance to move ahead with the definitive joint venture agreement.

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

(2)  Results of Operations, Liquidity and Capital Resources

The Company owns non-toxic, patent-pending leaching technology known as the Xerion Reaction System (XRS) which has potential to become an industry standard solvent, potentially replacing Cyanide as an economic method of choice for extracting gold and other elements from ore. The XRS has the ability to recover any targeted element from the earth including: gold, silver, platinum, palladium, rare earth elements such as neodymium and scandium, strategic metals such as tungsten, and other valuable elements. XRS can also neutralize or remove elements that are harmful to the environment, including zinc, lead, mercury, arsenic, germanium, cyanide and other deleterious elements.

The acquisition of XRS technology was made in March of this year and during the past quarter Management focused on establishing early relationships with mining companies for onsite validation of XRS.

Ore processing, remediation and reprocessing of previously processed ore and other waste is thought by management to be a trillion dollar market. Much of that market is currently untapped, due to the lack of appropriate economic technology.

The economics of XRS have not yet been validated on a production scale and the Company must create a showcase project that will serve to validate the technology to the industry. If the Company can create a successful showcase, management believes that the demand for XRS will be substantial.

Management has received very positive feedback from the market and there appears to be an abundance of ready projects once the Company has produced industry validation of its XRS technology.

This past quarter management has been in discussions with several mining companies and is currently performing tests on ores from at least six of those companies.

Each one of these companies are considered by management to be `business in the pipeline', amounting to at least several hundred million dollars in potential business. It is expected that revenue-producing contracts, joint ventures or ore-body acquisitions will be the final result from some of these tests if validation is successful.

Early results from some of these tests have been obtained and negotiations are underway.

On July 3, 2003 the Company signed its first contract for the reprocessing of thirty five million tons of slag produced by a copper smelter last operated by Phelps Dodge in the 1950's. The slag has been analyzed by the owners and they represent to the Company that it contains over six million ounces of recoverable gold as well as significant amounts of silver, copper, zinc, iron and silica. The Company is currently performing its due diligence on the project and successful validation of the numbers will result in a 50/50 joint venture reprocessing operation expected to last up to ten years, potentially producing gross operating profit to Xerion exceeding one billion dollars over the course of the project.

On March 17, 2003 the Company acquired ownership of sixty-seven mining claims in the Randsburg Mining District of California. The intent of this acquisition was to develop the claims into a showcase project for XRS. Due to the interest level in XRS by other mining companies, the Company has not had to focus on the mining claims to validate the technology. The Company has yet to produce a feasibility plan for development of the claims and current tests are keeping management focused on obtaining near-term revenue projects. Management expects to validate some of the existing assays over the next quarter and depending upon availability of capital, may extend those tests to include a pre-feasibility study.



GENERAL BUSINESS OVERVIEW

Xerion is a mining company focused on acquiring and processing ore reserves that are on the surface of the earth. Typically this would include reprocessing waste produced by older mining operations when technologies of the day did not allow for optimum recovery of elements, thus leaving behind substantial mineral deposits. Also a focus is the waste dumps produced by the Coal-Fired Power Plant Industry.

Tailings and waste dumps from these industries scatter the world. They can be hazardous to the environment and there are few economic solutions for their remediation. It is a little known fact that traditional recovery methods often leave these dumps with a considerable percentage of their original elements such as gold and platinum, still intact. A patent application for the XRS has recently been filed and Xerion is in the start-up phase of its business cycle. The Company is in the process of building the infrastructure and raising capital necessary to perform its first reprocessing project.

The Company has administration offices in Vancouver, BC and a laboratory in Ridgecrest, CA.

OUTLOOK ON USE OF CYANIDE BY THE MINING INDUSTRY

The mining industry is facing many regulatory pressures regarding the use of cyanide, which is an industry standard method to economically recover gold from ore. Cyanide has resulted in a number of environmental disasters in recent history. There is growing concern about the use of cyanide in mining operations. Already Montana has outlawed the use of cyanide altogether and other states have made it extremely difficult and costly to obtain permits. The Xerion Reaction

System offers an environmentally friendly alternative to cyanide. Several tests were carried out under the auspices of the Arizona Department of Environmental Quality for a placer mine operation, using an earlier process developed by Xerion's Chief Scientific Officer. (The XRS is more efficient and just as non-toxic as this earlier process). Due to its non-toxic nature, the government granted the technology a negative declaration, `no permit required' for the project. This type of `negative declaration' could shorten the time-to-production for any mine using the XRS. Aside from the dangers of environmental impact, cyanide is only effective in leaching gold and silver from certain types of ores. Sulphides, in particular, are not amenable to economic cyanide leaching without additional pretreatment costs. The future of cyanide is questionable and the industry is being forced to consider other alternatives. The potential exists for XRS to become an industry standard replacement for cyanide.

CREATING WEALTH FROM `WASTE' PRODUCED BY THE COAL-FIRED POWER PLANT INDUSTRY

There are over one thousand coal-fired power plants in the United States. These power plants generate approximately half of all electricity consumed in the country and produce a regular supply of solid waste. An independent laboratory has conducted tests on this waste and results indicate that it contains an extraordinarily high content of valuable elements. Analyses done on fly ash were carried out at the Argonne National Laboratory in Illinois by the United States Geological Survey, using a DC Arc Atomic Emission Spectrograph, indicates gross value of all elements exceeds $1900.00 per ton of waste. (This value was based on the element prices as readily available off the Internet and values are expected to fluctuate with market prices of recoverable elements). In addition to existing stockpiles, coal-fired power plants in the United States produce over one hundred and fifteen million (115,000,000) new tons of waste every year. Due to the apparent lack of technology capable of recovering the inherent values, the power plants currently sell a portion of their waste to the cement industry as an inexpensive ingredient, and disposes of, or stockpiles the rest. It is the Company's intention to acquire this `waste' for offsite mineral recovery or to form strategic alliances with power plants to process their waste directly as it comes out of the plant.

COAL-FIRED POWER PLANT INDUSTRY OUTLOOK

There is growing concern among environmental groups and government agencies regarding the problem of toxic waste produced by this industry. Although they have made Herculean efforts and have spent billions of dollars on controls to reduce particulates, sulfur dioxide and carbon dioxide emissions, the industry has yet to adequately address the problems associated with its solid waste. Further environmental restrictions may be imposed on this industry unless it is able to solve its waste remediation problem. Test results indicate the Xerion Reaction System may provide an economical method of processing this industry's waste. The Company anticipates performing recovery and remediation tests for the industry in the very near future.


Due to strict cost control, there is no immediate danger of the company running out of funds and the firm is in negotiations with institutions, seeking a primary source of capital to put its first project into production.

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

The entire executive management team has agreed to work for the company on substantially reduced salaries, or in most cases, no salary whatsoever. There is no guarantee that every member will continue to work for the company under such favorable conditions.

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

The recent mining claim and technology acquisitions require the Company to raise one million dollars within six months to avoid notice of cancellation from Sellers. There is no guarantee that the Company will be able to raise this capital, however, in the event that the capital has not been raised in this time period, the ownership of the mining claims and technology does not revert back to the sellers. The Seller's recourse in such an event, if they chose to pursue it, is to give the Company notice within a nine day window at the end of the six month period and include reasons why the Sellers believe the Company has willfully failed and then give the Company an additional 45 days to cure such willful failure.

If the Company loses its technology and mining claims, it will have no significant technology on which to base its long-term business plan and may fail.

The XRS technology was invented by the Company's Chief Scientific Officer (CSO) and the company must be able to duplicate his results without him present. It is therefore necessary for the Company to fully document the necessary formulas and to train additional staff on the implementation of those formulas. If the Company fails to do this and something happens to the CSO, the company may have difficulty reproducing his results and if it is not able to do so the company may fail. Subsequent to the end of this quarter the Company has hired an additional technologist to mitigate some of this risk.

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


During the quarter ended June 30, 2003, the Company added Len Zielke, Vice President, Corporate Finance to its executive management team.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED June 30, 2003.

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues until it can either successfully validate its technology to the industry or put its current joint venture project into production. Management continues to be actively involved in negotiations to secure sufficient equity financing to fund the Company's business plan and to ensure the generation of future revenues.

General and Administrative Expense. For the first half of 2003, we reported general and administrative expense of $179,848, a decrease of $68,442, or 3% from $248,290 reported in the comparable period of the prior year. The decrease resulted primarily from the elimination of management fees and reduced salaries. Consulting, legal and regulatory fees increased during the period due to expenses associated with the Company's equity raising efforts. Management intends to keep operating expenses at the lowest possible level.

Selling and Marketing Expense. There was a 100% increase in advertising expenses for the first half of 2003 of $38,404, compared to the prior year. This resulted from management's efforts to pursue the Company's business plan and to recruit an executive management team.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash increased $68,195 from $2,997 at December 31,2002 to an ending balance of $71,192 at June 30, 2003. Cash of $251,750 was raised primarily from the issuance of private placement shares, and used to fund our operating expenses.

The Company anticipates raising additional funds from the sale of equity financing during the current fiscal year. Such funds will be used for working capital.


The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) validate its XRS technology and put its projects into production.



Part II - Other Information

Item 1 - Legal Proceedings

     To the best of knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below

     The current company management learned in late 2002 that the Company is in dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company as well as the estate of the Company's former attorney to cover any costs which arise. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from this matter. An attorney representing a former Director of the Company has informed the Company that they have worked out a potential alternative settlement with the Claimants which would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and has advised the Company that a payment of $10,000 will clear the matter within thirty days. The Company has notified former Directors that if necessary it will be pursuing them for any payment that becomes due in this matter.

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

On April 15, 2003 the Company completed a private placement offering and issuance consisting of 89,000 shares of common stock at a price of $1.00 per share.

On May 15, 2003 the Company completed another private placement offering and issuance consisting of 21,100 shares of common stock at a price of $2.50 per share.

Both offerings net the Company proceeds for the 30 June, 2003 quarter of $141,750.

Subsequent to June 30, 2003 the Company completed a private placement for 15,000 shares of common stock at a price of $2.50 per share to net the Company proceeds of $37,500.

Subsequent to June 30, 2003 the Company also agreed to issue 5,000 common restricted shares each to three of its management team in lieu of consulting fees, for a total issuance of 15,000 shares.



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

     (b) Reports on Form 8-K:
          i. Filed June 4, 2003 reporting that the Company has signed an agreement with a premier intermediate gold mining company for onsite validation of its patent-pending Xerion Reaction System
               (XRS). A test protocol was pursued however results appeared to be skewed. That particular test protocol was shelved and further analysis by the Company is currently underway.
          ii. The Company has signed a binding preliminary agreement for the reclamation of a smelter slag project in Arizona. The agreement allows Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis. Subsequent to this filing, early test results indicate that mineral reserves are generally consistent with joint venture representation. The Company has issued a letter of acceptance to its joint venture partner indicating its acceptance to move ahead with the definitive joint venture agreement.





 SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By  Ben Traub

 /s/ Ben Traub                         Dated: August 13, 2003
---------------------------------
     Ben Traub, President

By  Ellen Luthy

 Ellen Luthy                           Dated: August 13, 2003
---------------------------------
    Ellen Luthy, Secretary