Form 10QSB
period 2003-09-30
XERION ECOSOLUTIONS GROUP INC
filed 2003-11-12
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                 Filing Type:                                   10QSB
                 Description:                              Quarterly Report
                 Filing Date:                              November 7, 2003
                  Period End:                             September 30, 2003


            Primary Exchange:                    Over the Counter Bulletin Board
                 Ticker:                                         XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

   X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------   ACT OF 1934
(Fee required)
                For the quarterly period ended September 30, 2003


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
------

         For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.
                        (Formerly IMMULABS CORPORATION )

                    Colorado                            84-1286065
            ------------------------             ------------------------
            (State of incorporation)             (IRS Employer ID Number)

                          Suite 132-3495 Cambie Street
                          Vancouver, BC Canada V5Z 4K3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 696 0073
                           (Issuer's telephone number)

             ------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 4, 2003 5,257,773 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


Transitional Small Business Disclosure Format (check one): YES   NO  X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE

PART 1

1. Financial Statements                                                        3

2. Management's Discussion and Analysis or Plan of Operation                  12

PART 11

1. Legal Proceedings                                                          16

2. Changes In Securities                                                      16

3. Defaults Upon Senior Securities                                            17

4. Submission of Matters to a Vote of Security                                17

5. Other Information                                                          17

6. Exhibits and Reports on Form 8-K                                           18

Signatures                                                                    19


PART 1

Item 1 - Financial Statements


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets


                                                                               As at           As at
                                                                           September 30,    December 31,
                                                                               2003             2002
                                                                                 $                $
                                                                            (unaudited)      (audited)
ASSETS

Current Assets

Cash                                                                            43,402            2,997
Prepaid expenses                                                                13,828             --
Accounts receivable                                                                926             --
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                            58,156            2,997

Mining Claims (Note 7)                                                          25,000             --
Technology Rights (Note 8)                                                      20,000             --
Property, Plant and Equipment (Note 3)                                          48,756             --
-------------------------------------------------------------------------------------------------------
Total Assets                                                                   151,912            2,997
=======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                46,385           41,487
Accrued liabilities                                                              1,150            3,000
Loans from a related party (Note 5)                                              1,867            1,100
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                               49,402           45,587
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 6)
Subsequent Event (Note 9)

Stockholders' Equity (Deficit)

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                                       --               --

Common Stock, 300,000,000 shares authorized, $0.001 par value
5,257,773 and 392,133 shares issued and outstanding respectively (Note 3)        5,257              392

Additional Paid-in Capital                                                   8,099,248        7,594,262

Stock based compensation                                                     1,876,171        1,873,815

Donated Capital                                                                126,000            3,000

Stock Subscription Receivable                                                  (20,000)            --

Deficit Accumulated During the Development Stage                            (9,984,166)      (9,514,059)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                           102,510          (42,590)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                     151,912            2,997
=======================================================================================================




    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)


                                    Accumulated from
                                    November 1, 1985     For the Three Months           For the Nine Months
                                  (Date of Inception)           Ended                          Ended
                                    to September 30,         September 30                   September 30
                                         2003            2003            2002            2003            2002
                                           $               $               $               $               $

Revenue                                     --              --              --              --              --
----------------------------------------------------------------------------------------------------------------


Expenses

General and Administrative

Accounting and audit                      42,120           5,211           1,625          11,444           2,125
Amortization                               2,833            --              --              --              --
Consulting                               157,837         109,011            --           157,837            --
Donated services                         126,000          60,000            --           123,000            --
Financial services                        56,266            --              --              --              --
Investor relations                       187,148          16,362            --            16,362            --
Legal                                  1,025,270           4,562            --            12,263            --
Management fees                          763,000            --            90,000            --           270,000
Office                                    34,980           9,315             382          31,344           1,195
Salaries                                 229,944             214          33,230          26,214          99,230
Stock based compensation               1,876,171            --              --             2,356            --
Transfer agent and regulatory             20,155             272             979           3,974           1,956
Travel and promotion                      21,540          14,429            --            14,429            --
----------------------------------------------------------------------------------------------------------------

                                       4,543,264         219,376         126,216         399,223         374,506

Research and Development

Consulting                                18,659          18,659            --            18,659            --

Mining Exploration                         5,251           5,251            --             5,251            --

Selling and Marketing (Note 4(f))        164,712           8,570            --            46,974            --
----------------------------------------------------------------------------------------------------------------

Total Expenses                         4,731,886         251,856         126,216         470,107         374,506
----------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations       (4,731,886)       (251,856)       (126,216)       (470,107)       (374,506)

Loss from Discontinued Operations     (5,252,281)           --              --              --              --
----------------------------------------------------------------------------------------------------------------

Net Loss For the Period               (9,984,167)       (251,856)       (126,216)       (470,107)       (374,506)
================================================================================================================


Net Loss Per Share - Basic                                 (0.05)          (0.32)          (0.11)          (0.96)
================================================================================================================


Weighted Average Shares Outstanding                    5,201,000         391,000       4,344,000         391,000
================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)



    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                                                         For the Nine Months
                                                                                                Ended
                                                                                            September 30,
                                                                                          2003          2002
                                                                                            $             $
                                                                                       (unaudited)   (unaudited)
Cash Flows to Operating Activities

Net loss for the period                                                                 (470,107)     (374,506)

Adjustments to reconcile net loss to cash:

Donated services                                                                         123,000          --
Stock based compensation                                                                  94,258          --

Change in non-cash working capital items:

Increase in accounts receivable                                                             (926)         --
Increase in prepaid expenses                                                             (13,828)         --
Decrease in accounts payable and accrued liabilities                                      21,547       365,806
--------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                   (246,056)       (8,700)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Proceeds from shares issued                                                              354,450          --
Advances from a related party                                                                767         8,500
--------------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                                                       355,217         8,500
--------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities

Purchase of property, plant and equipment                                                (48,756)         --
Purchase of mining claims                                                                (20,000)         --
--------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                    (68,756)         --
--------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                               40,405          (200)

Cash - Beginning of Period                                                                 2,997         2,276
--------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                      43,402         2,076
==============================================================================================================

Non-Cash Financing Activities

Shares issued to consultants                                                              91,902          --
Forgiveness of debt to related party                                                      18,500          --
Shares issued for acquisition of mining claims                                             5,000          --
Shares issued for acquisition of technology rights                                        20,000          --
Debt relating to Company expenses and cash advances to the former President, his son and a company controlled by the former President were forgiven and treated as
additional paid-in capital                                                                  --         801,313
==============================================================================================================

Supplemental Disclosures

Interest paid                                                                               --            --
Income tax paid                                                                             --            --
==============================================================================================================


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

     Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements


2.   Summary of Significant Accounting Policies (continued)

     the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     Property, Plant and Equipment

     Capital assets consist of laboratory and computer equipment, are recorded at cost and will be amortized on a straight-line basis over a 3 year period. Interim Financial Statements These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

     Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     Mineral Properties

     The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred, and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, are amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.   Summary of Significant Accounting Policies (continued)

     Long-Lived Assets

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity .It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   Property, Plant and Equipment
                                                   September 30,    December 31,
                                                        2003            2002
                                                   -------------   -------------
                                                     Net Book        Net Book
                                                       Value           Value
                                                     (unaudited)     (audited)
                                                   -------------   -------------

Computer equipment                                 $      10,543   $        --
Lab equipment                                             38,213            --
                                                   -------------   -------------

                                                   $      48,756   $        --
                                                   =============   =============

4.   Share Capital

     (a)  Common Stock

          On March 17, 2003, the Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002 pending receipt of funds.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements


4.   Share Capital (continued)

     (a)  Common Stock (continued)

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

          On July 15, 2003, the Company completed a private placement offering and issuance consisting of 15,000 shares of common stock at a price of $2.50 per share to net the Company proceeds of $37,500.

          On August 12, 2003, the Company issued 50,000 common restricted shares, as a signing bonus for its newly recruited director of Business Development. These shares were valued at $0.85 per share based on a 30 day average rate with a 60% discount rate.

          On August 27, 2003, the Company issue a total of 8,500 common restricted shares, distributed to 3 of is contracting consultants. These shares were valued at $1.63 per share based on a 30 day average rate with a 60% discount rate.

          On August 31, 2003, the Company completed a private placement offering and issuance consisting of 17,040 shares of common stock at a price of $5.00 per share to net the Company proceeds of $85,200.

          On September 12, 2003, the Company issued 15,000 common restricted shares, as a signing bonus for its newly recruited director of Management Systems. These shares were valued at $2.38 per share based on a 30 day average rate with a 60% discount rate.

     (b)  Warrants

          (i) Pursuant to private placements the Company received cash of $179,250 and issued 125,100 common shares during April, May and July, 2003. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase
               0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces of gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan.

          (ii) Pursuant to a private placement the Company received cash of $85,200 and issued 17,040 common shares in August, 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased.

     (c)  Stock Options

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

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements


4.   Share Capital (continued)

     (c)  Stock Options (continued)

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

4.   Share Capital (continued)

     (c)  Stock Options (continued)
                                                                     Weighted
                                                                      Average
                                                        Weighted     Remaining
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


5.   Related Party Transactions and Balances

     a) On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company.

     b) The Company recognized $60,000 ($20,000 per month) as donated services to the President of the Company for services rendered during the three months ended September 30, 2003. A total of $123,000 had been recognized for the nine months ended September 30, 2003.

     c) The Company received notification from the President of the Company that all amounts owing to him are forgiven as of March 13, 2003. Therefore $18,500 is included in Additional Paid In Capital for the period ended September 30, 2003, representing the extinguishment of the debt owing to the President of the Company. Due to his relationship to the Company as principal stockholder, the forgiveness of this debt has been treated as contributed capital in accordance with the provisions of Staff Accounting Bulletin Topic 5T "Accounting for Expense of Liabilities Paid by Principal Stockholders". It is treated as contributed capital because the forgiveness of debt maintained the value of the principal stockholder's investment in the Company.

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

     f) The Company paid fees of $41,079, to a company controlled by the spouse of the President of the Company, for marketing consultation, including logo design, website strategy, concept and design and brochure concept and design and printing of collateral marketing materials.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.   Commitment

     On July 3, 2003, the Company signed its first contract for the reprocessing of thirty five million tons of slag produced by a copper smelter last operated by Phelps Dodge in the 1950's. The slag has been analyzed by the owners and they represent to the Company that it contains over six million ounces of recoverable gold as well as significant amounts of silver, copper, zinc, iron and silica. The agreement allows Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis.

     The Company entered into a property lease agreement with Tharp Enterprise of California. The term of the lease is for 6 months at $400 per month, commencing June 1, 2003.

7.   Mining Claims

     On March 17, 2003 and subsequently amended on September 4, 2003 the Company entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. The Vendor may cancel this transaction if the Company does not raise $1,000,000 by September 17, 2004. The Company may cancel this transaction for any sound business reason. In the event of cancellation the shares will be returned to treasury and cancelled.

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

     The recent mining claim and technology acquisitions required the Company to raise one million dollars within twelve months to avoid notice of cancellation from Sellers. There is no guarantee that the Company will be able to raise this capital, however, in the event that the capital has not been raised in this time period, the ownership of the mining claims and technology does not revert back to the sellers. The Seller's recourse in such an event, if they chose to pursue it, is to give the Company notice within a nine day window at the end of the twelve month period and include reasons why the Sellers believe the company has willfully failed and then give the company an additional 45 days to cure such willful failure.

     The Company may cancel  this  transaction  if it is proven that the vendors
     misrepresented  the  potential  of  the  Technologies.   In  the  event  of
     cancellation the shares will be returned to treasury and cancelled.


9.   Subsequent Event

     As a result of the contract signed by the Company on July 3, 2003, the Company began its project validation process. Xerion retained a qualified consultant to perform an independent assessment of the project based on all available data. The final report has not been delivered to the company yet, however, the report in its existing form can be summarized as stating that `there is not sufficient existing data to make technical representations regarding mineral content or recoverability'. Xerion has notified the other party of this information and it is likely that the project will not proceed without further substantiation of mineral content.

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

The Company's acquisition of XRS technology was made in March of this year and during the past quarter Management focused on establishing early relationships with mining companies for onsite validation of XRS.

Ore processing, remediation and reprocessing of previously processed ore and other waste is thought by management to be a valuable market. Much of that
market  is  currently  untapped,   due  to  the  lack  of  appropriate  economic
technology.

The economics of XRS reprocessing have not yet been validated on a production scale and the Company must create a showcase project that will serve to validate the technology to the industry. If the Company can create a successful showcase, management believes that the demand for XRS will be substantial.

Management has received very positive feedback from the market and there appears to be an abundance of ready projects once the Company has produced industry validation of its XRS technology.

This past quarter management has sought the cooperation of several mining companies, including major and intermediate producers, and has begun tests on ores from some of those companies with the view to exploit the XRS technology at their existing operations and/or to further develop and exploit the technology on a broader scale.

Each one of these companies are considered by management to be `business in the pipeline'. It is expected that revenue-producing contracts, joint ventures or ore-body acquisitions will be the final result from some of these tests if validation is successful.

Early results from some of these tests have been obtained and negotiations for preliminary contracts are underway.

On July 3, 2003 the Company signed its first contract for the reprocessing of thirty five million tons of slag produced by a copper smelter last operated by Phelps Dodge in the 1950's. The slag has been analyzed by the owners and they represent to the Company that it contains over six million ounces of recoverable gold as well as significant amounts of silver, copper, zinc, iron and silica. As part of its project validation process, Xerion retained a qualified consultant to perform an independent assessment of the project based on all available data. The final report has not been delivered to the company yet, however, the report in its existing form can be summarized as stating that `there is not sufficient existing data to make technical representations regarding mineral content or recoverability'. Xerion has notified the other party of this information and it is likely that the project will not proceed without further substantiation of mineral content.

On March 17, 2003 the Company acquired ownership of sixty-seven mining claims in the Randsburg Mining District of California. The intent of this acquisition was to develop the claims into a showcase project for XRS. Due to the interest level in XRS by other mining companies, the Company has not had to focus on the mining claims to validate the technology. The Company has yet to produce a feasibility plan for development of the claims and current tests are keeping management focused on obtaining near-term revenue projects. Management expects to evaluate some of the existing assays over the next quarter and depending upon availability of capital, may extend the evaluation to include a pre-feasibility study.

GENERAL BUSINESS OVERVIEW

Xerion owns patent pending technology known as the Xerion Reaction System or `XRS'.

XRS has several potential applications including;

     a)   Replacing cyanide in the mining industry for the processing of ore
     b) Pre-treating refractory ores, thus replacing autoclaves, roasters and bio-treatment plants.
     c)   Remediation of leached out heaps, previously leached by cyanide
     d) Reprocessing of waste produced by the mining and coal fired power plant industries.

Management sees the XRS technology, and particularly the reprocessing application, as offering a significant environmental benefit since XRS has the ability to extract not only the valuable elements, but also deleterious elements that are leaching into streams and rivers destroying ecosystems. This waste may include that produced by older mining operations when technologies of the day did not allow for optimum recovery of elements, thus leaving behind substantial mineral deposits. Also a focus is the waste dumps produced by the Coal-Fired Power Plant Industry.

Tailings and waste dumps from these industries scatter the world. They can be hazardous to the environment and there are few economic solutions for their remediation. Traditionally, recovery methods often leave these dumps with a considerable percentage of their original elements such as gold and platinum, still intact. A patent application for the XRS has recently been filed and Xerion is in the start-up phase of its business cycle. The Company is in the process of building the infrastructure and raising capital necessary to implement its first project.

The Company has administration offices in Vancouver, BC and a laboratory in Ridgecrest, CA.

OUTLOOK ON USE OF CYANIDE BY THE MINING INDUSTRY

The mining industry is facing many regulatory pressures regarding the use of cyanide, which is currently an industry standard method to economically recover gold from ore. Cyanide has resulted in a number of environmental disasters in recent history. There is growing concern about the use of cyanide in mining operations. Already Montana has outlawed the use of cyanide altogether and other states have made it extremely difficult and costly to obtain permits. The Xerion Reaction System offers an environmentally friendly alternative to cyanide. Several tests were carried out under the auspices of the Arizona Department of Environmental Quality for a placer mine operation, using an earlier process developed by Xerion's Chief Scientific Officer. (The XRS is more efficient and just as non-toxic as this earlier process). Due to its non-toxic nature, the government granted the technology a negative declaration, `no permit required' for the project. This type of `negative declaration' could shorten the time-to-production for any mine using the XRS. Aside from the dangers of environmental impact, cyanide is only effective in leaching gold and silver from certain types of ores. Sulphides, in particular, are not amenable to economic cyanide leaching without additional pre-treatment costs. The future of cyanide is questionable and the industry is being forced to consider other alternatives. The potential exists for XRS to become an industry standard replacement for cyanide.

CREATING WEALTH FROM `WASTE' PRODUCED BY THE COAL-FIRED POWER PLANT INDUSTRY

There are over one thousand coal-fired power plants in the United States. These power plants generate approximately half of all electricity consumed in the country and produce a regular supply of solid waste. An independent laboratory has conducted tests on this waste and results indicate that it contains an extraordinarily high content of valuable elements. Analyses done on fly ash were carried out at the Argonne National Laboratory in Illinois by the United States Geological Survey, using a DC Arc Atomic Emission Spectrograph, indicates gross value of all elements exceeds $1,900.00 per ton of waste. (This gross value was based on the element prices as readily available off the Internet and values are expected to fluctuate with market prices of recoverable elements). In addition to existing stockpiles, coal-fired power plants in the United States produce over one hundred and fifteen million (115,000,000) new tons of waste every year. Due to the apparent lack of technology capable of recovering the inherent values, the power plants currently sell a portion of their waste to the cement industry as an inexpensive ingredient, and disposes of, or stockpiles the rest. Some attempts have been made to remediate this waste at a profit but no solution has been widely accepted by the industry. It is the Company's intention to acquire this `waste' for offsite mineral recovery or to form strategic alliances with power plants to process their waste directly as it comes out of the plant.

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

RISK FACTORS AND FORWARD LOOKING STATEMENTS

Certain statements herein, including those regarding production, plans, joint venture contracts, patents, industry outlooks and realized metals prices constitute "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by those forward looking statements. These risks, uncertainties and other factors include, but are not limited to, difficulties in successfully raising capital (given the Company's lack of operating history, lack of profitable operations and limitations on the market for the Company's securities), in developing and commercializing its products and mining claims (including the ability to overcome technical hurdles that may arise), in meeting applicable existing or new regulatory standards, in receiving required regulatory approvals, in obtaining necessary patents and licenses, validating the technology to industry standards, in defending against third party infringement of patents and licenses, in protecting itself from costly, unforeseen legal disputes, in producing gold and other elements in commercial quantities at reasonable costs, in competing successfully against other companies and in marketing itself successfully and in successfully addressing the concerns and/or obtaining the support of lobbies in various States. There can be no assurance that the Company will be successful in its efforts to develop and commercialize XRS or its mining claims. Most importantly at this stage, the Company's success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company has no revenues and is therefore more vulnerable to business failure than other more developed companies. Additionally, funds may be raised through the issuance of equity shares and such securities might have rights, preferences or privileges senior to its common stock and will likely result in dilution to existing shareholders. The Company is therefore subject to a number of known and unknown risks and uncertainties that could cause actual operations or results to differ materially from those that are anticipated.

The entire executive management team has agreed to work for the company on substantially reduced salaries, or in some cases, no salary whatsoever. There is no guarantee that every member will continue to work for the company under such favorable conditions.

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

The recent mining claim and technology acquisitions required the Company to raise one million dollars within six months to avoid notice of cancellation from Sellers. That date has since been extended to September 2004. The company is currently on track to meets its obligations under the terms of the purchase agreement. There is no guarantee that the Company will be able to raise this capital, however, in the event that the capital has not been raised in this time period, the ownership of the mining claims and technology does not automatically revert back to the sellers. The Seller's recourse in such an event, if they chose to pursue it, is to give the Company notice within a nine day window at the end of the period and include reasons why the Sellers believe the Company has willfully failed and then give the Company an additional 45 days to cure such willful failure. If the Company were to lose its technology and mining claims, it will have no significant technology on which to base its long-term business plan and may fail.

The XRS technology was invented by the Company's Chief Scientific Officer (CSO). The Company has made efforts to be able to duplicate the CSO's results without him present and has hired an additional technologist to fully document the necessary formulas and to train on the implementation of those formulas. The Company believes it now has the ability to reproduce such results, which dramatically mitigates risk in this area.

To be successful in implementing its business plan the Company will require the services of numerous other executives with varied technical and professional backgrounds in environmental engineering, ore processing and financial management. The company's ability to recruit such executives is entirely dependant upon its access to working capital and there is no guarantee that such capital will be available.

The Registrant is highly dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase of early development and there is no assurance that the Registrant will be able to finance its planned operations.

There is no guarantee that revenue producing contracts for any of its services or technology applications will be forthcoming and the economic success of such contracts are subject to many known and unknown risks including; availability of adequate capital, availability of qualified staff, successful negotiations with mining and power plant companies, protection of the proprietary qualities of XRS technology, successful economic implementation of XRS, availability of raw materials or specialized equipment.

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

During the quarter ended September 30, 2003, the Company has appointed Mark Van Kleek, director of Business Development, and Jane McIvor, director of Management Systems to its executive management team.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues until it can either successfully validate its technology to the industry or put its prospective projects into production. Management continues to be actively involved in negotiations to secure sufficient equity financing to fund the Company's business plan and to ensure the generation of future revenues.

General and Administrative Expense. For the first nine months of 2003, we reported general and administrative expense of $399,223, an increase of $24,717, or 6% from $374,506 reported in the comparable period of the prior year. The increase primarily resulted from stock based compensation of issuing shares to newly recruited management and contract consultants. Donates services reflects the work performed by the president of the Company, which has been donated and expensed at $20,000 per month since inception of the Company, totalling $123,000. The additional expense incurred this period relating to Investor Relations and Travel resulted from the Company's equity raising efforts. There has been no management fee expense, and minimal salary expense this period as the company has relied on external consultants to manage these roles. Management intends to keep operating expenses at the lowest possible level.

Selling and Marketing Expense. There was a 100% increase in advertising expenses for the first nine months of 2003 of $46,974, compared to the prior year. This resulted from management's efforts to pursue the Company's business plan and to recruit an executive management team.

Research and Development and Mineral Exploration Expenses. R&D is a new expenditure incurred by the Company for this period. $18,659 of the $23,910 R&D expense, relates to industry consultants. The consultants have been offering advice and assistance in the development of our newly acquired technology. The remaining $5,251 has been incurred as a result of assay testing.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash increased $40,405 from $2,997 at December 31,2002 to an ending balance of $43,402 at September 30, 2003. Cash of $374,450 was raised from the issuance of private placement shares, and used to fund our operating expenses.

The Company anticipates raising additional funds from the sale of equity financing during the current fiscal year. Such funds will be used for working capital.

The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) validate its XRS technology and put projects into production.

Part II - Other Information

Item 1 - Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below

The current Management learned in late 2002 that the Company is in dispute over its purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company dba North American Resorts Inc. as well as the estate of the Company's former attorney to cover the costs. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from previously undisclosed liabilities. An attorney representing a former Director of the Company has informed the Company that they have worked out a potential alternative settlement with the Claimants that would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and has advised the Company that a payment of $10,000 will clear the matter within thirty days. The Company has made no payments and no formal demand for payment has been received by the Company and in the event that this occurs the Company will be pursuing former Directors for payment in this matter. If this situation escalates and the Company cannot collect from its indemnifiers, the company may have to pay any money that becomes due.

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

On April 15, 2003, the Company completed a private placement offering and issuance, consisting of 89,000 shares of common stock at a price of $1.00 per share.

On May 15, 2003, the Company completed a private placement offering and issuance, consisting of 21,100 shares of common stock at a price of $2.50 per share.

On July 15, 2003, the Company completed a private placement offering and issuance, consisting of 15,000 shares of common stock at a price of $2.50 per share.

On August 12, 2003, the Company agreed to issue 50,000 common restricted shares, as a contracting signing bonus for its newly recruited director of Business Development.

On August 27, 2003, the Company agreed to issue a total of 8,500 common restricted shares, distributed amongst 3 of is contracting consultants.

On August 31, 2003, the Company completed a private placement offering and issuance, consisting of 17,040 shares of common stock at a price of $5.00 per share.

On September 12, 2003, the Company agreed to issue 15,000 common restricted shares, as a signing bonus for its newly recruited director of Management Systems.

Both private placement offerings made during the quarter, net the Company proceeds for the 30 September, 2003 quarter to $122,700.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission Of Matters To A Vote Of Security Holders

None

Item 5 - Other Information

The Company is in discussions with several parties for ore processing and/or mine reclamation contracts. Negotiations have been positive thus far and management believes that it will sign one or more contracts in the very near future.

ITEM 6 - EXHIBITS AND REPORTS ON FROM 8-K

(DOCUMENTS INCORPORATED BY REFERENCE)

(a) Form S-8 Registration Statement filed with the U.S. Securities and Exchange Commission March 24, 2003 to register 1,000,000 shares of common stock pursuant to the Company's 2003 Non-qualifying Stock Option Plan ("2003 NQPlan").

(b)  Reports on Form 8-K:

     i. Filed July 14, 2003. The Company has signed a binding preliminary agreement for the reclamation of a smelter slag project in Arizona. The agreement allows Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis.

          Subsequent to this filing, an independent assessment has been unable to confirm metal content or anticipated recoverability and it is unlikely that the project will proceed without further substantiation of the owner's claims.


SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By  /s/ Ben Traub
------------------------------------
Ben Traub, President
Dated: November 7, 2003



By  /s/ Ellen Luthy
------------------------------------
Ellen Luthy, Secretary
Dated: November 7, 2003