Form 10KSB
period 2003-12-31
XERION ECOSOLUTIONS GROUP INC
filed 2004-03-30
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                   Filing Type:         10KSB
                   Description:         Annual Report
                   Filing Date:         March 30, 2004
                   Period End:          December 31, 2003


              Primary Exchange:     Over the Counter Bulletin Board
                   Ticker:                    XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Markone)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    ---   OF 1934
(Fee required)

           (Fee required) For the fiscal year ended December 31, 2003


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
    ---

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

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
                     --------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                            -------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
State  issuer's  revenues for its most recent year.  (0)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. March 11, 2003 $1,657,774

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 11, 2004, 2,841,523 common stock.


The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


Transitional Small Business Disclosure Format (check one): YES   NO X
                                                              ---  ---

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE


PART 1

1. Description of Business                                                     3

2. Description of Property                                                     3

3. Legal Proceedings                                                           3

4. Submission of Matters to a Vote of Shareholders                             4


PART 11

5. Market for Common Equity and Related Stockholder Matters                    4

6. Management's Discussion and Analysis or Plan of Operation                   6

7. Financial Statements                                                        8

8. Changes In and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                       20

8A. Controls & Procedures                                                     20


PART III

9.  Directors,  Executive Officers and Control Persons; Compliance
    with Section 16(a) of the Exchange Act.                                   20

10. Executive Compensation 20

11. Security Ownership of Certain Beneficial Owners and Management            21

12. Certain Relationships and Related Transactions                            21

13. Exhibits and Reports on Form 8-K                                          21

14. Principal Accountant Fees & Services                                      21


Signatures                                                                    22

PART I

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

ITEM 1 - DESCRIPTION OF BUSINESS

(1) General:

Xerion EcoSolutions Group Inc. was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc.. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003, as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc. and is currently in the business of developing gold extraction technology for the mining industry.

In November 2000, Immulabs acquired the exclusive rights to purchase technologies developed by Quest Research Group, Inc. ("Quest") of Boston, Massachusetts, and to buy up to 100% of that company. Quest's biotech research had resulted in the development of two technologies of interest to the Company, which the Company hoped to commercialize. With the exclusive rights to acquire secured, the Company had been performing its due diligence pursuant to its option contract with Quest in order to evaluate the technology and develop its commercialization strategy. The parties entered into a dispute and the Company contacted Quest to seek mediation or arbitration as provided for in the option agreement. The Company subsequently learned that Quest had insufficient assets to warrant litigation and decided at this time not to pursue further legal action.

In October 2002, the Company retained Ben Traub as President of the company. Mr. Traub was to identify new business opportunities on behalf of the Company.

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements and is currently evaluating its legal options in claiming damages based on misrepresentation. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the company, which substantially reduced the issued and outstanding shares of the Company.

The Company has recently been working with Dr. David Dreisinger (1), a specialist consultant in the field of hydrometallurgy. This work has included a research project focused of developing a viable alternative to cyanide for the gold mining industry.

As a result of this research project, Dr. Dreisinger has identified specific chemical conditions in the application of certain non-toxic reagents that he believes could lead to a significant breakthrough in the development of a replacement for cyanide. The Company is currently evaluating its options with regard to developing this new technology.

(1) www.mmat.ubc.ca/units/bioh/people/dreisinger/dreisinger.html

ITEM 2 - DESCRIPTION OF PROPERTY

The Company does not own any property as of December 31, 2003; but maintains its headquarters at 102-4369 Main St, Suite 905, Whistler, BC Canada V0N 1B4.

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

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements and is currently evaluating its legal options in claiming damages based on misrepresentation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

PART II


ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 5,341,523 shares issued and outstanding as of December 31, 2003. There are currently issued and outstanding 2,841,523 as of February 25, 2004. There are 50,000,000 authorized shares of Preferred stock of no par value and no issued and outstanding Preferred shares.

As at December 31, 2003 there are 191,140 outstanding gold warrants. One Gold Warrant was attached to each common share issued through private placements. The conditions of the warrants are determined according to when the private placement shares were issued:

    (i) A total of 125,100 common restricted shares were issued through private placements during April, May and July, 2003. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase 0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces of gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan.

    (ii) A total of 17,040 common restricted shares were issued through private placements during August. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased

    (iii) A total of 98,000 common restricted shares were issued through private placements during December. One Gold Warrant was attached to each common share, allowing each investor the right to purchase 0.0643 oz. of gold for each share purchased under similar contractual agreements as above. The use of the Gold Warrant need not be dependent on extracting the gold using the XRS process.

A new stock option plan was adopted for 2003 and the following actions taken:

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

b) Company granted 475,000 stock options under the 2003 NQPlan to various directors, officers and consultants of the Company at the following prices:
150,000 shares at a price of $0.60 per share; 350,000 shares at a price of $4.00 per share; and 5,000 shares at a price of $5.00 per share;

c) Company has issued 150,000 shares upon the exercise of stock options at a price of $0.60 per share to net the Company proceeds of $90,000.

d) As of December 31, 2003, the Company cancelled the issue of stock options to 3 of the officers of the Company and one consultant. There are 125,000 remaining stock options outstanding which are available to the President & CEO of the Company and a director of the Company.

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

                                    Common Stock

Calendar year 2003              Low               High
------------------            --------          --------
First Quarter                 $   0.51          $   0.55
Second Quarter                $   0.55          $   5.00
Third Quarter                 $   1.01          $   4.15
Fourth Quarter                $   2.00          $   5.50


Calendar Year 2002              Low                High
------------------            --------          ---------
First Quarter                 $   4.00          $   10.00
Second Quarter                $   1.00          $    4.00
Third Quarter                 $   1.00          $    3.00
Fourth Quarter                $   0.55          $    1.00



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


PREFERRED STOCK

As of December 31, 2003 there were no shares of Preferred stock issued and outstanding. During the year 2000, 482,815 shares of Preferred stock were converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Registrant, out of funds legally available therefore. No dividend has been paid on common stock since inception, and none is contemplated in the foreseeable future.

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc., located at 2301 Ohio Dr., Suite 100, Plano, Texas. 75093.


ITEM 6 - MANAGEMENT DISCUSSION AND PLAN OF OPERATION

(1) Caution Regarding Forward-Looking Information

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

(2) Results of Operations, Liquidity and Capital Resources

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements and is currently evaluating its legal options in claiming damages based on misrepresentation. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the company, which substantially reduced the issued and outstanding shares of the Company.


GENERAL BUSINESS OVERVIEW

Over the past four months the Company has been working with Dr. David Dreisinger
(1), a specialist consultant in the field of hydrometallurgy. This work has included a research project focused of developing a viable alternative to cyanide for the gold mining industry.

As a result of this research project, Dr. Dreisinger has identified certain chemical conditions in the application of certain non-toxic reagents that he believes could lead to a significant breakthrough in the development of a replacement for cyanide.

Cyanide is currently used to extract in excess of 80% of the world's gold production. Cyanide is widely known to be toxic and dangerous to work with (2). Due to many accidental spills of cyanide into lakes, streams and drinking water, the use of cyanide has come under close scrutiny by environmental regulators. Public awareness of the perceived dangers has led to the use of cyanide being banned or severely restricted in some areas of the world, thus providing a commercial opportunity for alternative gold extraction systems. For example, Canyon Resources has a 10.9 million ounce gold deposit that is currently impeded from development by the anti-mining initiative, I-137, which bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana (3).

To date, no alternative gold extraction system has found broad commercial success due to associated problems with chemistry and/or economics (4).

It is Xerion's goal to develop a less toxic alternative to cyanide for the gold mining industry. There is currently little market for cyanide alternatives due to the wide use of cyanide and its strong market dominance. However, due to the current regulatory climate, it is possible that substantial proof of concept by a less toxic alternative could result in adoption by the mining industry.

Dr. Dreisinger has identified and proposed certain chemical conditions under which selected non-toxic reagents could potentially operate economically, at the same time avoid known handicaps previously associated with such chemistry. A substantial review of related literature and existing patents has not revealed any other work that has utilized these proposed chemical conditions. Xerion continues to examine the large body of knowledge associated with this chemistry in the search for potential conflicts that might hinder the success of a patent application.

The Company is currently in discussions with Dr. Dreisinger and the University of British Columbia (5) regarding the necessary bench scale lab work to prove out Dr. Dreisinger's hypothesis.


(1) www.mmat.ubc.ca/units/bioh/people/dreisinger/dreisinger.html
(2) www.cyanidecode.org/library/cn_facts_health.html
(3) www.canyonresources.com/projects/mcdon.html
(4) http://technology.infomine.com/enviromine/publicat/cyanide.pdf
(5) www.mmat.ubc.ca/research/groups/hydromet.htm

RISK FACTORS AND FORWARD LOOKING STATEMENTS


Certain statements herein, including those regarding production, plans, joint venture contracts, patents, industry outlooks and realized metals prices constitute "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by those forward looking statements. These risks, uncertainties and other factors include, but are not limited to, difficulties in successfully raising capital (given the Company's lack of operating history, lack of profitable operations and limitations on the market for the Company's securities), in developing and commercializing viable products (including the ability to overcome technical hurdles that may arise), in meeting applicable existing or new regulatory standards, in receiving required regulatory approvals, in obtaining necessary patents and licenses, validating the technology to industry standards, in defending against third party infringement of patents and licenses, in protecting itself from costly, unforeseen legal disputes, in producing gold and other elements in commercial quantities at reasonable costs, in competing successfully against other companies and in marketing itself successfully. Most importantly at this stage, the Company's success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company has no revenues and is therefore more vulnerable to business failure than other more developed companies. Additionally, funds may be raised through the issuance of equity shares and such securities might have rights, preferences or privileges senior to its common stock and will likely result in dilution to existing shareholders. The Company is therefore subject to a number of known and unknown risks and uncertainties that could cause actual operations or results to differ materially from those that are anticipated.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

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

General and Administrative Expense. For the financial year of 2003, we reported general and administrative expense of $512,174, an increase of $129,077, or 34% from $383,097 reported in the prior year. The increase primarily resulted from stock based compensation of issuing shares to newly recruited management and contract consultants. Donates services reflects the work performed by the president of the Company, which has been donated and expensed at $20,000 per month since inception of the Company until September, totalling $123,000. The additional expenditure incurred during the year primarily related to Investor Relations, Travel, Legal and Office expenditure. This expenditure resulted from the Company's business development efforts. There has been a $60,000 charge to management fees for 2003. This reflects $20,000 accrual per month charge for the services provided by the President beginning in October 1, 2003. Management intends to keep operating expenses at the lowest possible level.

Selling and Marketing Expense. There was a 100% increase in advertising expenses for the year of 2003 of $48,186, compared to the prior year. This resulted from management's efforts to pursue the Company's business plan.


Business  Development  Expenditure.  Business  Development is a new  expenditure incurred by the Company for this year. $32,133 of the expense, relates to industry and management consultants. The consultants have been offering advice and assistance in business and product development, $45,000 primarily relates to the write off of the technology and mining claimes. The remaining $29,379 related to assay testing.


Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash increased $30,688 rom $2,997 at December 31,2002 to an ending balance of $33,685 at December 31, 2003. Cash of $423,450 was raised from the issuance of private placement shares, and used to fund our operating expenses activities of $364,456 and purchase computer and office equipment of $28.220.


The Company anticipates raising additional funds from the sale of equity financing during the current fiscal year. Such funds will be used for working capital.

The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) develop marketable technology in the mining industry.



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


Xerion EcoSolutions Group Inc.
(Formerly Immulabs Corporation)
(A Development Stage Company)

December 31, 2003
                                                                           Index

Independent Auditor's Report                                                 F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                           F-4

Statement of Cash Flows                                                      F-5

Notes to the Financial Statements                                            F-6

Report of Independent Auditors'

To The Board of Directors and Stockholders of Xerion EcoSolutions Group Inc. (A Development Stage Company).

We have audited the accompanying balance sheets of Xerion EcoSolutions Group Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerion EcoSolutions Group Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles used in the United States.

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


/s/ "Manning Elliott"
---------------------
     Manning Elliott

Chartered Accountants

Vancouver, Canada

March 15, 2004

Item 1 - Financial Statements


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets
                                                         As at         As at
                                                      December 31,  December 31,
                                                          2003          2002
                                                            $             $
                                                        (audited)     (audited)

ASSETS

Current Assets

Cash                                                      33,685        2,997
Prepaid expenses                                           2,636         --
--------------------------------------------------------------------------------
Total Current Assets                                      36,321        2,997

Property, Plant and Equipment (Note 3)                    24,771         --
--------------------------------------------------------------------------------
Total Assets                                              61,092        2,997
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 5(a))                              92,754       41,487
Accrued liabilities                                        5,000        3,000
Loans from a related party (Note 5(d))                     1,014        1,100
--------------------------------------------------------------------------------
Total Current Liabilities                                 98,768       45,587
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1,8 and 9)

Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized,
no par value; none issued                                   --           --

Common Stock, 300,000,000 shares authorized,
$0.001 par value 5,341,523 and 392,133 shares issued
and outstanding respectively (Note 4)                      5,342          392

Additional Paid-in Capital                             8,135,742    7,594,262

Stock based compensation                               1,876,171    1,873,815

Donated Capital (Note 5(b))                              126,000        3,000

Deficit Accumulated During the Development Stage     (10,180,931)  (9,514,059)
--------------------------------------------------------------------------------
Total Stockholders' Equity Deficit                       (37,676)     (42,590)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit               61,092        2,997
--------------------------------------------------------------------------------

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(audited)
                                 Accumulated from
                                 November 1, 1985         For the Years
                               (Date of Inception)             Ended
                                 to December 31,            December 31
                                       2003           2003               2002
                                        $              $                  $


Revenue                                      --             --             --
--------------------------------------------------------------------------------


Expenses

General and Administrative

Accounting and audit                       51,897         21,222          4,875
Amortization                                6,282          3,449           --
Consulting                                154,662        154,662           --
Donated services (Note 5(b))              126,000        123,000          3,000
Financial services                         56,266           --             --
Investor relations                        187,148         16,362           --
Legal                                   1,028,249         15,242           --
Management fees (Note 5(a))               823,000         60,000        271,000
Director fees (Note 5(g))                  12,000         12,000           --
Office                                     54,193         50,557          1,289
Salaries                                  233,878         30,148         99,230
Stock based compensation                1,876,171          2,356           --
Transfer agent and regulatory              23,497          7,316          3,703
Travel and promotion                       22,971         15,860           --
--------------------------------------------------------------------------------

                                        4,656,214        512,174        383,097

Business Development

Consulting                                 32,133         32,133           --
Mining Exploration                         29,379         29,379           --
Write-off of mining claims (Note 6)        25,000         25,000           --
Write-off of technologies (Note 7)         20,000         20,000           --
--------------------------------------------------------------------------------
                                          106,512        106,512           --

Selling and Marketing (Note 5(f))         165,924         48,186           --


Total Expenses                          4,928,650        666,872
--------------------------------------------------------------------------------

Loss from Continuing Operations        (4,928,650)      (666,872)      (383,097)

Loss from Discontinued Operations      (5,252,281)          --            --
--------------------------------------------------------------------------------

Net Loss For the Period               (10,180,931)      (666,872)      (383,097)
--------------------------------------------------------------------------------

Net Loss Per Share - Basic                                 (0.15)         (0.69)
--------------------------------------------------------------------------------

Weighted Average Shares Outstanding                    4,587,000        559,000
--------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)

  (The accompanying notes are an integral part of the financial statements)

--------------------------------------------------------------------------------
                                  Preferred Stock               Common
                                                                 Stock
--------------------------------------------------------------------------------
                                Shares     Amount        Shares       Amount
                                  #          $             #            $
Balance at December 31, 2001                   --            --         392,133
--------------------------------------------------------------------------------
Issuance of common stock for       --          --       2,000,000         2,000
cash
Less proceeds receivable           --          --            --          (2,000)
Extinguishment of debt (Note 5)    --          --            --            --
Reversal of stock-based
compensation pursuant to
options rescinded                  --          --            --            --
Donated Services                   --          --            --            --
Net Loss for the Year              --          --            --            --
--------------------------------------------------------------------------------

Balance at December 31, 2002       --          --       2,392,133           392
Issuance of common stock for
cash                               --          --         240.140           240
Issuance of common stock for
services                           --          --          59,250            59
Issuance of common stock for
mining claims (Note 6)             --          --         500,000           500
Issuance of common stock for
technology rights (Note 7)         --          --       2,000,000         2,000
Proceeds received for shares
issued in prior years              --          --            --           2,000
Exercise of options                --          --         150,000           150
Extinguishment of debt (Note
5(c))                              --          --            --            --
Stock-based compensation           --          --            --            --
Donated services (Note 5(b))       --          --            --            --
Net loss for the year              --          --            --            --
--------------------------------------------------------------------------------
Balance at December 31, 2003       --          --       5,341,523         5,342
--------------------------------------------------------------------------------

The number of shares issued has been restated to reflect a consolidation of common stock on a 1 new for 100 old basis on December 6, 2002

--------------------------------------------------------------------------------
                                Additional Stock-Based    Donated   Accumulated
                                 Paid-in   Compensation   Capital     Deficit
                                 Capital
--------------------------------------------------------------------------------
                                    $             $           $           $

Balance at December 31, 2001         392     6,750,242   1,873,815   (9,130,962)
--------------------------------------------------------------------------------
Issuance of common stock for      18,000          --          --           --
cash
Less proceeds receivable         (18,000)         --          --           --
Extinguishment of debt (Note 5)  844,020          --          --           --
Reversal of stock-based
compensation pursuant to
options rescinded                   --            --          --           --
Donated Services                    --            --         3,000         --
Net Loss for the Year               --            --          --       (383,097)
--------------------------------------------------------------------------------
Balance at December 31, 2002   7,594,262     1,873,815       3,000   (9,514,059)
Issuance of common stock for
cash                             313,210          --          --           --
Issuance of common stock for
services                          79,420          --          --           --
Issuance of common stock for
mining claims (Note 6)             4,500          --          --           --
Issuance of common stock for
technology rights (Note 7)        18,000          --          --           --
Proceeds received for shares
issued in prior years             18,000          --          --           --
Exercise of options               89,850          --          --           --
Extinguishment of debt (Note
5(c))                             18,500          --          --           --
Stock-based compensation            --           2,356        --           --
Donated services (Note 5(b))        --            --       123,000         --
Net loss for the year               --            --          --       (666,872)
--------------------------------------------------------------------------------
Balance at December 31, 2003   8,135,742     1,876,171     123,000  (10,180,931)
--------------------------------------------------------------------------------

The number of shares issued has been restated to reflect a consolidation of common stock on a 1 new for 100 old basis on December 6, 2002



Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows

                           Accumulated from November 1,                        For the Years
                            1985 (Date of Inception) to                            Ended
                                 December 31, 2003                               December 31,
                                                                              2003          2002
                                                                               $             $
                                                                            (unaudited)   (unaudited)
Cash Flows to Operating Activities

Net loss for the year                                      (10,180,931)      (666,872)      (383,097)

Adjustments to reconcile net loss to cash:

 Amortization                                                   6,282          3,449           --
 Donated services                                             126,000        123,000          3,000
 Stock based compensation                                   5,873,545         81,836           --
 Option agreement written-off                                  15,000           --             --
 Discontinued operations                                      468,835           --             --
 Mineral claims and technology agreement written-off           25,000         25,000           --

Change in non-cash working capital items:

 Increase in prepaid expenses                                  (2,636)        (2,636)          --
 ecrease in accounts payable and accrued liabilities
                                                             836,424         71,767        371,218
---------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (2,832,481)      (364,456)        (8,879)
---------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

 Proceeds from shares issued                                2,867,472        423,450           --
 Advances from a related party                                 26,914            (86)         9,600
---------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                          2,894,386        423,364          9,600
---------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities

 Purchase of property, plant and equipment                    (28,220)       (28,220)          --
---------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                         (28,220)       (28,220)          --
---------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                    33,685         30,688            721

Cash - Beginning of Period                                       --            2,997          2,276
---------------------------------------------------------------------------------------------------

Cash - End of Period                                           33,685         33,685          2,997
---------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

 Extinguishment of Debt                                       862,520         18,500        844,020
 Shares issued for services rendered                        3,997,374         79,480           --
 Shares issued pursuant to asset acquisitions                 506,668         25,000           --
---------------------------------------------------------------------------------------------------

Supplemental Disclosures

 Interest paid                                                  2,785           --             --
 Income tax paid                                                 --             --
-------------------------------------------------------   -----------    -----------    -----------

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

     On December 6, 2002, the Company's Board of Directors affected a 1 new for 100 old reverse split of the issued and outstanding shares. The effect of this reverse split is reflected in the financial statements as of the first day of the first period presented.

     The Company had entered the business of mine reclamation and environmental remediation which had focused on serving the mining and coal fired power plant industries. Refer to Notes 6 and 7. On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company cancelled the purchase agreements and is evaluating its legal options in claiming damages based on misrepresentation. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the Company, which will substantially reduce the issued and outstanding shares of the Company.

     The Company has recently been working with a specialist consultant in the field of hydrometallurgy. This work has included a research project focused of developing a viable alternative to cyanide for the gold mining industry. The results of this research project have identified specific chemical conditions in the application of certain non-toxic reagents that could lead to a significant breakthrough in the development of a replacement for cyanide. The Company is currently evaluating its options with regard to developing this new technology.

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

     Basis of Accounting

     These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with the maturity of three months or less at the time of issuance to be cash equivalents.

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

     Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

     Accounting for Stock Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     Property, Plant and Equipment

     Property, plant and equipment consists of laboratory and computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

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

  )

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

     Foreign Currency Transactions/Balances

     The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

     Concentration of Risk

     The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The cash accounts are two uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $33,685 on December 31, 2003. At December 31, 2003 the Company has not engaged in any transaction that would be considered derivative instruments on hedging activities.

     Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity . It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December, 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21,, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.


3.   Property, Plant and Equipment

                           Cost       Accumulated        2003           2002
                             $        Amortization     Net Book       Net Book
                                                        Value           Value
                                                          $               $

Computer equipment         9,207         1,302          7,905             --
Laboratory equipment      19,013         2,147         16,866             --
--------------------------------------------------------------------------------
                          28,220         3,449         24,771             --
--------------------------------------------------------------------------------


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

          On July 17, 2003, the Company issued a total of 15,000 common restricted shares, distributed to 3 of its contracting consultants. These shares were valued at $0.34 per share based on a 30 day average rate with a 60% discount rate.

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

          On November 30, 2003, the Company issued 500 common restricted shares, in lieu of consulting fees to a consultant. These shares were valued at $1.20 per share based on a 30 day average rate with a 60% discount rate.

          On December 1, 2003, the Company issued 250 common restricted shares, in lieu of consulting fees to a consultant. These shares were valued at $1.20 per share based on a 30 day average rate with a 60% discount rate.

          On December 15, 2003, the Company issued 5,000 common restricted shares each to two of its directors. A total of 10,000 shares were issued in lieu of directors fees. These shares were valued at $1.20 per share based on a 30 day average rate with a 60% discount rate.

          On December 31, 2003, the Company issue a total of 10,000 common restricted shares, distributed to four of its contracting consultants. These shares were valued at $1.20 per share based on a 30 day average rate with a 60% discount rate.

          On December 31, 2003, the Company completed a private placement offering and issuance consisting of 98,000 shares of common stock at a price of $0.50 per share to net the Company proceeds of $49,000.



     (b)  Warrants

          i) Pursuant to private placements the Company received cash of $179,250 and issued 125,100 common shares during April, May and July, 2003. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase
               0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces of gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan.

          ii) Pursuant to a private placement the Company received cash of $85,200 and issued 17,040 common shares in August, 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased.

          iii) Pursuant to a private placement the Company received cash of $49,000 and issued 98,000 common shares in December, 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased, and need not have mined the gold using the Xerion Reaction System.

     (c)  Stock Options

          On March 24, 2003, the Company filed a Form S8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan;

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

          On December 31, 2003, the Company cancelled a total of 200,000 outstanding stock options that were available to 3 of the Company's officers and one consultant.

                                                                      Weighted
                                                                       Average
                                                      Weighted        Remaining
                                     Shares            Average      Contractual
                                  Under Option       Option Price       Life
                                       #                  $           (months)

Beginning of year                     --                 --
Granted                            475,000               2.93
Exercised                         (150,000)              0.65
Cancelled                         (200,000)              4.00
--------------------------------------------------------------------------------
End of period                      125,000               4.00             3
--------------------------------------------------------------------------------


Stock based compensation was calculated using the Black-Scholes Option Pricing method with the following assumptions: expected volatility - 95%; expected life
- 1.0 years; and risk-free rate - 1.18%.


5.   Related Party Transactions and Balances

     a) On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Companyat $20,000 per month.

          Included in accounts payable is a balance of $61,470 payable to the President of the Company. Until October 1, 2003, the President has been donating his services to the Company, at which point the Company agreed to remunerate the President at $20,000 per month of which $60,000 is owed to the President as of December 31, 2003. Also included in accounts payable is $1,470 to the President representing 3% of capital raised in December.

     b) The Company recognized $123,000 (2002-$3,000) as donated services from the President of the Company for services rendered for the year ended December 31, 2003.

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

     d) The amounts due to the President of the Company represent cash loans and are non-interest bearing, unsecured and without specific terms of repayment.

     e) The Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company pursuant to a private placement. These shares were issued into a lawyer's trust account on December 13, 2002.

     f) The Company paid fees of $41,079, to a company controlled by the spouse of the President of the Company, for marketing consultation, including logo design, website strategy, concept and brochure design and printing of collateral marketing materials.

     g) The Company paid director fees of $12,000 by issuing 10,000 shares at $1.20 per share.

6.   Mining Claims

     On March 17, 2003 and subsequently amended on September 4, 2003 the Company had entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. On February 2, 2004, the Company has cancelled the agreement with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 500,000 shares issued to the vendors will be returned to treasury and cancelled. As a result, the Company made an impairment loss provision of $25,000 in fiscal 2003.

7.   Technology Rights

     The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for one 1 dollar. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technologies. The 2,000,000 shares issued by the Company have been valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. On February 2, 2004 the Company, cancelled this agreement with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 2,000,000 shares issued to the vendors will be returned to treasury and cancelled. As a result, the Company made an impairment loss provision of $20,000 in fiscal 2003.

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

9.   Commitment

     On July 3, 2003, the Company signed its first contract for the reprocessing of thirty five million tons of slag produced by a copper smelter last operated by Phelps Dodge in the 1950's. The slag has been analyzed by the owners and they represent to the Company that it contains over six million ounces of recoverable gold as well as significant amounts of silver, copper, zinc, iron and silica. The agreement allowed Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis. Subsequently, an independent assessment has been unable to confirm metal content or anticipated recoverability and it is unlikely that the project will proceed without further substantiation of the owner's claims.

10.  Income Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has tax losses of $499,000 and $380,000 to offset future years taxable income expiring in fiscal 2017 and 2018 respectively.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                    2003              2002
                                      $                 $
      Net Operating Loss           499,000          380,000
      Statutory Tax Rate               34%              34%
      Effective Tax Rate              --               --
      Deferred Tax Asset           169,660          129,220
      Valuation Allowance         (169,660)        (129,200)
--------------------------------------------------------------------------------
      Net Deferred Tax Asset          --               --
--------------------------------------------------------------------------------


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in nor disagreements with accountants during the year 2003. Manning Elliott, Chartered Accountants continues to serve as the Company auditors.

ITEM 8A - CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)), as of March 16, 2004, are sufficient.

     (b)  There have been no changes in internal controls in the previous year.


ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current officers and directors of Registrant are as follows:

      Name             Position
Ben Traub*             President, Chief Executive Officer and Director
Ellen Luthy            Secretary-Treasurer, Chief Financial Officer and Director
Warren C. Gacsi        Director

As of December 20, 2003, Richard Hewlett,  Chief Scientific Officer; Ryan Jones,
Vice  President,   Operations  and  Byron  Knelson,  Vice  President,  Corporate
Development were all relieved of their duties as officers of the Company.

Mr. Bruce Deildal*** served as President, Chief Executive Officer and Director of the Company until October, 2002 the date of Ben Traub's appointment.

The issuer does not have a financial expert serving on its audit committee at this time, however, it has made arrangements for such an expert to serve on the committee as soon as revenues are imminent.


ITEM 10 - EXECUTIVE COMPENSATION

     o Mr Traub donated services for the period of March to September valued at $123,000. Additionally, $60,000 is payable to Mr Traub for services from October to December. $1,470 of this has already been paid to Mr Traub.
     o Mr Hewlett and related company's were paid a total of $67,452 during the period from March to December, 2003. The sums paid were in compensation for services performed by Mr Hewlett and the reimbursement of associated expenses.

During March, 2003, the Company granted 25,000 stock options to David Thomas with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 50,000 stock options to Ben Traub with an exercise price of $0.60 per share and 100,000 options with an exercise price of $4.00 per share; 25,000 stock options to Richard Hewlett with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Ryan Jones with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Byron Knelson with an exercise price of $0.60 per share and 50,000 options with an exercise price of $4.00 per share; 25,000 stock options to Ellen Luthy with an exercise price of $4.00 per share.

During December,, 2003, the Company cancelled the remaining outstanding options available to David Thomas (50,000 options), Richard Hewlett (50,000 options), Ryan Jones (50,000 options) and Byron Knelson (50,000 options). The cancellation of the options occurred along side of the board of director's decision to relieve these officers of the duties with the Company.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 11, 2004 the outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of common stock, and the shareholdings of all Executive Officers and Directors as a group on a fully diluted basis.

                                   Number of
                                     Shares
        Name                         owned      Class        Percent
    ------------                   ---------   ---------    ---------

Ben Traub                          2,001,300    Common         70.43%
Officer and Director

Ellen Luthy
Secretary-Treasurer and Director       6,000    Common          0.002%

Warren C. Gacsi
Director                               5,336    Common          0.002%
0.01%


Group Total: 2,012,636

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Ben Traub, the Company's President, owned an option-to-acquire certain ore processing technologies. In March, 2003 he transferred these rights to the Company for one dollar.

ITEM 13 - EXHIBITS AND REPORTS ON FROM 8-K

(DOCUMENTS INCORPORATED BY REFERENCE)

(a) Form S-8 Registration Statement filed with the U.S. Securities and Exchange Commission March 24, 2003 to register 1,000,000 shares of common stock pursuant to the Company's 2003 Non-qualifying Stock Option Plan ("2003 NQPlan").

(b)  Reports on Form 8-K:


     i. Filed March 31, 2003 reporting the sale of two million shares in a private placement and the change of control of the Company by way of issuing 500,000 and 2,000,000 shares, respectively, for the acquisition of 67 mining claims and the acquisition of certain non-toxic ore and waste processing technologies.
     ii. File d June 4, 2003 reporting that the Company has signed an agreement with a premier intermediate gold mining company for onsite validation of its patent-pending Xerion Reaction System (XRS). A test protocol was pursued however results appeared to be skewed. That particular test protocol was shelved and further analysis by the Company is currently underway.
     iii. Filed July 14, 2003. The Company has signed a binding preliminary agreement for the reclamation of a smelter slag project in Arizona. The agreement allows Xerion six months to perform tests on the slag to validate the reported mineral content before proceeding into production on a 50/50 joint venture basis. Subsequent to the filing, an independent assessment has been unable to confirm metal content or anticipated recoverability and it is unlikely that the project will proceed without further substantiation of the owner's claims.

     iv. Filed November 19, 2003. The Company has received preliminary results from an independent review of the patent application of XRS technology. The review confirmed that the chemistry surrounding Xerion's technology is valid and that a process patent was a worthwhile objective. However, he stated that the content and claims in the patent must be substantiated with more extensive test work. He further stated that some of this rigorous test data has not yet been supplied to him and that he could not confirm all of the claims. A representative of the Sellers assures management that scientific documents do exist to validate the claims. He has promised to send those papers to the independent consultant for review. Management is awaiting the results of the review of these documents. The consultant went on to say that Xerion's chosen leaching techniques are very promising and that no one in the market currently holds a unique position in that area for the leaching of gold. Although the review was conducted for the primary purpose of enhancing the patent, the findings indicate the possibility that the technology is not as developed as previously understood by the Company.
     v. Filed February 9: On January 7, 2004, the Company received final results from an independent review of its patent application for XRS technology. The review was conducted by Dr. David Dreisinger, President of Dreisinger Consulting Inc. who is a specialist consultant in the field of hydrometallurgy. Dr. Dreisinger confirmed that much of the chemistry surrounding XRS technology is known to be valid but pointed out that these valid components appear to have been developed by parties other than the Vendors. The Vendors of the technology (Byron Knelson, Ryan Jones, Richard Hewlett) previously maintained that a new component of the chemistry, purportedly developed by them, adds significant value to the existing body of knowledge. However, documents supplied to Dr. Dreisinger by the Vendors have not confirmed their claims. The required test work appears to be either insufficient or non-existent. This is contrary to numerous and specific previous representations made by the Vendors that 'extensive test work' had been conducted, which verified their claims. It is unknown at this time whether reliable scientific test work was actually conducted by the Vendors prior to selling the technology to the company. The Vendors were given ample opportunity to respond to Dr. Dreisinger's report with further evidence in support of their claims, however, they have failed to do so. The Company has cancelled the purchase agreement with the vendors and is taking steps for recovery of shares that were granted to them. Additionally, the company is currently evaluating its legal options for return of funds expended in reliance upon the vendor's representations. On March 17, 2003, the company entered into agreement to purchase 67 mining claims from Richard Hewlett. Mr. Hewlett was to deliver documentation of his previous exploration work on the properties to the company. He has neglected to do so. The company has cancelled this purchase agreement and recovered the shares that were granted related to the purchase price.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                             2003            2002
                            -------         -------

Audit Fees                  $11,197         $ 4,625
Audit-Related Fees             --              --
Tax Fees                       --              --
All Other Fees                 --              --

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc.

By Ben Traub

/s/ "Ben Traub"
----------------------
Ben Traub, President
Dated: March 29, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By Ben Traub

/s/ "Ben Traub"
----------------------
Ben Traub, President
Dated: March 29, 2003


By  Ellen Luthy


/s/ "Ellen Luthy"
----------------------
Ellen Luthy, Secretary
Dated: March 29, 2004