Form 10QSB
period 2004-03-31
XERION ECOSOLUTIONS GROUP INC
filed 2004-05-17
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



          Filing Type:                                   10QSB
          Description:                              Quarterly Report
          Filing Date:                                May 17, 2004
           Period End:                               March 31, 2004


     Primary Exchange:                        Over the Counter Bulletin Board
               Ticker:                                    XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934

(Fee required)
                  For the quarterly period ended March 31, 2004


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

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2004 2,841,523 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


Transitional Small Business Disclosure Format (check one): YES   NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE

PART 1 - FINANCIAL INFORMATION

1. Financial Statements                                                        1

2. Management's Discussion and Analysis or Plan of Operation                   9

3. Controls and Procedures                                                    11

PART 11 - OTHER INFORMATION

1. Legal Proceedings                                                          11

2. Changes In Securities                                                      12

3. Defaults Upon Senior Securities                                            12

4. Submission of Matters to a Vote of Security                                12

5. Other Information                                                          12

6. Exhibits and Reports on Form 8-K                                           12

Signatures                                                                    13




PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets


                                                                                   As at         As at
                                                                                 March 31,    December 31,
                                                                                    2004          2003
                                                                                      $             $

                                                                                (unaudited)     (audited)

ASSETS

Current Assets

Cash                                                                                4,911         33,685
Accounts Receivable                                                                 9,000           --
Prepaid expenses                                                                    2,185          2,636
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                               16,096         36,321

Property, Plant and Equipment (Note 3)                                              7,098         24,771
--------------------------------------------------------------------------------------------------------
Total Assets                                                                       23,194         61,092
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 5(a))                                                       95,090         92,754
Accrued liabilities                                                                 3,250          5,000
Loans from a related party (Note 5(b))                                               --            1,014
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  98,340         98,768
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 8 and 9)

Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value; none issued             --             --

Common Stock, 300,000,000 shares authorized, $0.001 par value
2,841,523 and 5,341,523 shares issued and outstanding respectively (Note 4)         2,841          5,342

Additional Paid-in Capital                                                      8,138,242      8,135,742

Stock based compensation                                                        1,876,171      1,876,171

Donated Capital (Note 5(b))                                                       126,000        126,000

Deficit Accumulated During the Development Stage                              (10,218,400)   (10,180,931)
---------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                       (75,146)       (37,676)
---------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                        23,194         61,092
--------------------------------------------------------------------------------------------------------



                                       1
   (The accompanying notes are an integral part of the financial statements)




Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)


                                           Accumulated from
                                           November 1, 1985    For the Three Months
                                          (Date of Inception)         Ended
                                             to March 31,            March 31,
                                                 2003           2004           2003
                                                  $              $              $


Revenue                                          --             --             --
-----------------------------------------------------------------------------------

Expenses

General and Administrative

Accounting and audit                           55,735          3,838          2,925
Amortization                                    7,089            807           --
Consulting                                    154,662           --             --
Donated services                              126,000           --            3,000
Financial services                             56,266           --             --
Investor relations                            187,148           --             --
Legal                                       1,029,069            820          6,348
Management fees                               838,000         15,000           --
Director fees                                  12,000           --             --
Office                                         57,589          3,396            213
Salaries                                      234,824            946         26,000
Stock based compensation                    1,876,171           --            2,356
Transfer agent and regulatory                  24,986          1,489            884
Travel and promotion                           22,971           --             --
Loss on disposal of property and equipment      7,866          7,866
-----------------------------------------------------------------------------------
                                            4,690,376         34,162         41,726
-----------------------------------------------------------------------------------
Business Development

     Consulting                                35,392          3,259           --
     Mining Exploration                        29,427             48           --
     Write-off of mining claims (Note 6)       25,000           --             --
     Write-off of technologies (Note 7)        20,000           --             --
-----------------------------------------------------------------------------------
                                              109,819          3,307           --
-----------------------------------------------------------------------------------
Selling and Marketing (Note 4(f))             165,924           --           16,000
-----------------------------------------------------------------------------------
Total Expenses                              4,966,119         37,469         57,726
-----------------------------------------------------------------------------------
Loss from Continuing Operations            (4,966,119)       (37,469)       (57,726)

Loss from Discontinued Operations          (5,252,281)          --             --
-----------------------------------------------------------------------------------
Net Loss For the Period                   (10,218,400)       (37,469)       (57,726)
-----------------------------------------------------------------------------------

Net Loss Per Share - Basic                                     (0.01)         (0.02)
-----------------------------------------------------------------------------------

Weighted Average Shares Outstanding                        2,841,000      2,605,000
-----------------------------------------------------------------------------------

(Diluted loss per share has not been presented as the result is anti-dilutive)




                                       2
    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)


                                                            For the Three Months
                                                                   Ended
                                                                  March 31,
                                                              2004        2003
                                                                $           $
Cash Flows to Operating Activities

Net loss for the period                                     (37,469)    (57,726)

Adjustments to reconcile net loss to cash:

Amortization                                                    807
Donated services                                               --         3,000
Stock based compensation                                       --         2,356
Loss on sale of property, plant and equipment                 7,866        --

Change in non-cash working capital items:

Increase in accounts receivable                              (9,000)       --
Decrease in prepaid expenses                                    451     (16,000)
Decrease in accounts payable and accrued liabilities            586         342
-------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (36,759)    (68,028)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from subscriptions receivable                         --        20,000
Proceeds from shares issued                                    --        90,000
Advances from (to) a related party                           (1,015)        767
-------------------------------------------------------------------------------
Net Cash From (Used in) Financing Activities                 (1,015)    110,767
-------------------------------------------------------------------------------
Cash Flows to Investing Activities

Proceeds from sale of property, plant and equipment           9,000        --
Purchase of mining claims                                      --       (20,000)
-------------------------------------------------------------------------------
Net Cash From (Used in) Investing Activities                  9,000     (20,000)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash                                 (28,774)     22,739

Cash - Beginning of Period                                   33,685       2,997
-------------------------------------------------------------------------------
Cash - End of Period                                          4,911      25,736
-------------------------------------------------------------------------------
Non-Cash Financing Activities

Shares issued to consultants                                   --          --
Forgiveness of debt to related party                           --        18,500
Shares issued for acquisition of mining claims                 --         5,000
Shares issued for acquisition of technology rights             --        20,000
-------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid                                                  --          --
Income tax paid                                                --          --
-------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)
                                       3

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

     From 1995 through 1998, the Company was in the business of selling vacations in Florida and the sale of time-share memberships to the Ocean Landings and Cypress Island Preserve facilities in Florida, which were then controlled by the Company, and the operation of Cypress Island Preserve as a tourist destination. During the fourth quarter of 1998, the Company liquidated its holdings in these ventures and discontinued all operations. With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital.

     On December 6, 2002, the Company's Board of Directors affected a 1 new for 100 old reverse split of the issued and outstanding shares. The effect of this reverse split is reflected in the financial statements as of the first day of the first period presented.

     The Company had entered the business of mine reclamation and environmental remediation, which had focused on serving the mining and coal, fired power plant industries. Refer to Notes 6 and 7. On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company cancelled the purchase agreements and is evaluating its legal options in claiming damages based on misrepresentation. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the Company, which will substantially reduce the issued and outstanding shares of the Company.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.


2.   Summary of Significant Accounting Policies (continued)

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

     Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     Long-Lived Assets

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

2.   Summary of Significant Accounting Policies (continued)

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

     Concentration of Risk

     The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are two uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $4,911 on March 31, 2004. At March 31, 2004 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

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

     Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.



Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements

     In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements."
     The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB
     104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.


3.   Property, Plant and Equipment
                                                                       March 31,        December 31,
                                                                          2004              2003
                                                                       Net Book           Net Book
                                                  Accumulated             Value             Value
                                      Cost        Amortization              $                 $
                                       $               $               (unaudited)        (audited)
     Computer equipment              9,207           2,109                7,098             7,905
     -------------------------------------------------------------------------------------------------

4.   Share Capital

     (a)  Common Stock

          On February 2, 2004, the Company cancelled the mining claims and technology right agreements with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 2,500,000 shares issued to the vendors have been returned to treasury and cancelled.

     (b)  Warrants

          (i) Pursuant to private placements the Company received cash of $179,250 and issued 125,100 common shares during April, May and July 2003. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase 0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces of gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan.

          (ii) Pursuant to a private placement the Company received cash of $85,200 and issued 17,040 common shares in August 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased.

          (iii)Pursuant to a private placement the Company received cash of $49,000 and issued 98,000 common shares in December 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased, and need not have mined the gold using the Xerion Reaction System.

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

          As of March 31, 2004, there are no outsanding stock options.



                                                                      Weighted
                                                                      Average
                                                       Weighted       Remaining
                                    Shares           Average        Contractual
                                 Under Option      Option Price         Life
                                     #                 $             (months)

Beginning of year                   125,000             4.00
Granted                                --               --
Exercised                              --               --
Expired                            (125,000)            4.00
--------------------------------------------------------------------------------
End of period                          --               --
--------------------------------------------------------------------------------


Stock based compensation was calculated using the Black-Scholes Option Pricing method with the following assumptions: expected volatility - 95%; expected life
- 1.0 years; and risk-free rate - 1.18%.




5.   Related Party Transactions and Balances

     (a) On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company at $20,000 per month. The President of the Company has agreed to reduce this to $5,000 per month, as of January 1, 2004.

          Included in accounts payable is a balance of $72,928 payable to the President of the Company. Until October 1, 2003, the President has been donating his services to the Company, at which point the Company agreed to remunerate the President at $20,000 per month. As of January 1, 2004, this has been adjusted to $5,000 per month.

     (b) The amounts due to the President of the Company represented cash loans and are non-interest bearing, unsecured and without specific terms of repayment.

6.   Mining Claims

     On March 17, 2003 and subsequently amended on September 4, 2003 the Company had entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. On February 2, 2004, the Company cancelled the agreement with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 500,000 shares issued to the vendors have been returned to treasury and cancelled.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements

7.   Technology Rights

     The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for $1. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technologies. The 2,000,000 shares issued by the Company have been valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. On February 2, 2004 the Company cancelled this agreement with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 2,000,000 shares issued to the vendors have been returned to treasury and cancelled.

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


Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Caution Regarding Forward-Looking Information
---------------------------------------------

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


General Business Overview
-------------------------

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

Over the past several months the Company has been working with Dr. David Dreisinger (1), a specialist consultant in the field of hydrometallurgy. This work has included a research project focused of developing a viable alternative to cyanide for the gold mining industry.

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

Results of Operations for the Period Ended March 31, 2004
---------------------------------------------------------

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

General and Administrative Expense. For the three month period ended March 31, 2004, we reported general and administrative expenses of $26,296, a decrease of $15,430, or 37% from $41,726 reported in the equivalent period for 2003. The decrease primarily resulted from reduced legal fees and salaries as business development strategies are currently being delayed until further research and development takes place. Management fees of $15,000 are a new expenditure incurred this period compared to the period of March 2003. This represents management fees at $5,000 per month as opposed to the donated services previously accounted.

Selling and Marketing Expense. There was a 100% decrease in advertising expenses for the quarter of March 31, 2004, compared to the equivalent quarter in 2003. This resulted from management's primary focus being diverted to research and development as opposed to the previous business development strategies.

Business Development Expenditure. $11,173 has been spent on business development for the quarter ended March 31, 2004, compared to nil in the equivalent period for 2003. The was no active business activity in last year's March quarter. The expenditures incurred this period represents research and development consulting expenses used primarily for product development and disposal of the laboratory equipment.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash decreased to $4,911 at March 31, 2004 from $33,685 at March 31,2003. Cash of $9,000 is due to be collected from the sale of laboratory equipment and cash of $37,000 was used to fund the operating activities. Future expenses will be either be financed by additional sale of equity to the President of the Company or in the form of private placements.

The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) develop marketable technology in the mining industry.

Item 3 - Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART 11 - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

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

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. As of February 4, 2004 the Company has cancelled the purchase agreements and is currently evaluating its legal options in claiming damages based on misrepresentation.

Item 2 - Changes in Securities
------------------------------
None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
None

Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------
None

Item 5 - Other Information
--------------------------
None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(DOCUMENTS INCORPORATED BY REFERENCE)
     (a) Filed January 7, 2004. The Company has received final results from an independent review of the patent application of XRS technology. The results indicate that most of the chemistry surrounding Xerion's technology is known to be valid, but according to the Consultant, these valid components appear to have been developed by parties other than the Vendors.

     (b) Filed February 9, 2004. The Company has cancelled purchase agreements related to acquisition of mining claims and mining technology and is taking steps for recovery of shares that were granted to the vendors. Additionally, the Company is currently evaluating its legal options for return of funds expended in reliance upon the vendor's representations.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By:

/s/ Ben Traub
------------------------------------
Ben Traub, President
Dated: May 12, 2004

By:

/s/ Ellen Luthy
----------------------
Ellen Luthy, Secretary
Dated: May 12, 2004