Form 10QSB
period 2004-06-30
XERION ECOSOLUTIONS GROUP INC
filed 2004-08-16
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                               Filing Type:  10QSB
                               Description:  Annual Report
                               Filing Date:  August 16, 2004
                               Period End:   June 30, 2004


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

      X           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
--------------    EXCHANGE ACT OF 1934
(Fee required)
                  For the quarterly period ended June 30, 2004


                  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934



         For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.
                         (Formerly IMMULABS CORPORATION)

       Colorado                                                84-1286065
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                           (Issuer's telephone number)
             ------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 10, 2004 2,841,523 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


       Transitional Small Business Disclosure Format (check one): YES   NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE

PART 1 - FINANCIAL INFORMATION

1. Financial Statements                                                        1

2. Management's Discussion and Analysis or Plan of Operation                   9

3. Controls and Procedures                                                    11

PART 11 - OTHER INFORMATION

1. Legal Proceedings                                                          11

2. Changes In Securities                                                      11

3. Defaults Upon Senior Securities                                            11

4. Submission of Matters to a Vote of Security                                11

5. Other Information                                                          11

6. Exhibits and Reports on Form 8-K                                           11

Signatures                                                                    12


PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------


                         Xerion EcoSolutions Group Inc.
                         (A Development Stage Company)
                                 Balance Sheets
                          (expressed in U.S. Dollars)
                                                                                 As at         As at
                                                                                June 30,    December 31,
                                                                                 2004           2003
                                                                                   $              $
                                                                              (unaudited)     (audited)
ASSETS

Current Assets

Cash                                                                                5,710         33,685
Prepaid expenses                                                                    1,733          2,636
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                                7,443         36,321

Property and Equipment (Note 3)                                                     6,288         24,771
--------------------------------------------------------------------------------------------------------
Total Assets                                                                       13,731         61,092
========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 5(a))                                                      108,730         92,754
Accrued liabilities                                                                 1,500          5,000
Loans from a related party (Note 5(b))                                               --            1,014
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 110,230         98,768
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 8 and 9)

Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value; none issued             --             --

Common Stock, 300,000,000 shares authorized, $0.001 par value
2,841,523 and 5,341,523 shares issued and outstanding respectively (Note 4)         2,842          5,342

Additional Paid-in Capital                                                      8,138,241      8,135,742

Stock based compensation                                                        1,876,171      1,876,171

Donated Capital (Note 5(b))                                                       126,000        126,000

Deficit Accumulated During the Development Stage                              (10,239,753)   (10,180,931)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                       (96,499)       (37,676)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                        13,731         61,092
========================================================================================================


    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)
(expressed in U.S. Dollars)



                                         Accumulated from
                                         November 1, 1985     For the Three Months          For the Six Months
                                       (Date of Inception)          Ended                        Ended
                                           to June 30,             June 30,                      June 30,
                                              2004           2004           2003           2004           2003
                                                $              $              $              $              $

Revenue                                           --             --             --             --             --
------------------------------------------------------------------------------------------------------------------


Expenses

General and Administrative

Accounting and audit                            58,021          2,286          3,309          6,124          6,234
Amortization                                     7,899            810           --            1,617           --
Consulting                                     154,662           --           48,826           --           48,826
Donated services                               126,000           --           60,000           --           63,000
Financial services                              56,266           --             --             --             --
Investor relations                             187,148           --             --             --             --
Legal                                        1,029,269            200          1,353          1,020          7,701
Management fees                                853,000         15,000           --           30,000           --
Director fees                                   12,000           --             --             --             --
Office                                          59,594          2,005         21,976          5,401         22,029
Salaries                                       234,824           --             --              946         26,000
Stock based compensation                     1,876,171           --             --             --            2,356
Transfer agent and regulatory                   26,038          1,052          2,658          2,541          3,702
Travel and promotion                            22,971           --             --             --             --
    Loss on disposal of property, plant
      and equipment                              7,866           --             --            7,866           --
------------------------------------------------------------------------------------------------------------------

                                             4,711,729         21,353        138,122         55,515        179,848
------------------------------------------------------------------------------------------------------------------
Business Development

     Consulting                                 35,392           --             --            3,259           --
     Mining Exploration                         29,427           --             --               48           --
     Write-off of mining claims (Note 6)        25,000           --             --             --             --
     Write-off of technologies (Note 7)         20,000           --             --             --             --
------------------------------------------------------------------------------------------------------------------

                                               109,819           --             --            3,307           --
------------------------------------------------------------------------------------------------------------------

Selling and Marketing (Note 4(f))              165,924           --           22,404           --           38,404
------------------------------------------------------------------------------------------------------------------

Total Expenses                               4,987,472         21,353        160,526         58,822        218,252
------------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations             (4,987,472)       (21,353)      (160,526)       (58,822)      (218,252)

Loss from Discontinued Operations           (5,252,281)          --             --             --             --
------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                    (10,239,753)       (21,353)      (160,526)       (58,822)      (218,252)
==================================================================================================================


Basic and Diluted Net Loss Per Share                            (0.01)         (0.03)         (0.02)         (0.06)
==================================================================================================================


Weighted Average Shares Outstanding                         2,841,000      5,127,000      2,841,000      3,659,000
==================================================================================================================



    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
(expressed in U.S. Dollars)



                                                                   For the Six Months
                                                                          Ended
                                                                         June 30,
                                                                    2004        2003
                                                                      $           $
Cash Flows to Operating Activities

Net loss for the period                                            (58,822)   (218,252)

Adjustments to reconcile net loss to cash:

Amortization                                                         1,617        --
Donated services                                                      --        63,000
Stock based compensation                                              --         2,356
Loss on sale of property, plant and equipment                        7,866        --

Change in operating assets and liabilities:

Decrease (increase) in prepaid expenses                                903     (11,204)
Increase (decrease) in accounts payable and accrued liabilities     12,476        (222)
--------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                              (35,960)   (164,322)
--------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from shares issued                                           --       251,750
Advances from (to) a related party                                  (1,015)        767
--------------------------------------------------------------------------------------

Net Cash From (Used in) Financing Activities                        (1,015)    252,517
--------------------------------------------------------------------------------------
Cash Flows to Investing Activities

Proceeds from sale of property, plant and equipment                  9,000        --
Purchase of mining claims                                             --       (20,000)
--------------------------------------------------------------------------------------

Net Cash From (Used in) Investing Activities                         9,000     (20,000)
--------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                        (27,975)     68,195

Cash - Beginning of Period                                          33,685       2,997
--------------------------------------------------------------------------------------

Cash - End of Period                                                 5,710      71,192
======================================================================================
Non-Cash Financing Activities

Forgiveness of debt to related party                                  --        18,500
Shares issued for acquisition of mining claims                        --         5,000
Shares issued for acquisition of technology rights                    --        20,000
======================================================================================
Supplemental Disclosures

Interest paid                                                         --          --
Income tax paid                                                       --          --
======================================================================================


    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)


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

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)


2.   Summary of Significant Accounting Policies (continued)

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United Sttes requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

     Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. The Company operates in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risks.

     Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)


2. Summary of Significant Accounting Policies (continued)

     Foreign Currency Transactions/Balances

     The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian dollars which are translated in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United
     States  dollars at rates of exchange  in effect at the balance  sheet date.
     Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

     Concentration of Risk

     The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are two uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $5,710 on June 30, 2004. At June 30, 2004 the
     Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

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


3.   Property and Equipment

                                                             June 30,       December 31,
                                                               2004            2003
                                                             Net Book        Net Book
                                            Accumulated        Value           Value
                               Cost         Amortization         $               $
                                 $               $          (unaudited)      (audited)
     Computer equipment           9,207           2,919           6,288           7,905
     Laboratory equipment          --              --              --            16,866
                            -----------------------------------------------------------

                                  9,207           2,919           6,288          24,171
                            ===========================================================


4.   Stockholders' Equity

     (a)  Common Stock

          On February 2, 2004, the Company cancelled the mining claims and technology right agreements with the vendors and is currently evaluating its legal options in claiming damages based on misrepresentation. The 2,500,000 shares issued to the vendors have been returned to treasury and cancelled. Refer to Notes 6 and 7.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)


4. Stockholders' Equity (continued)

     (b)  Warrants (continued)

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

     (c)  Stock options

          On March 24, 2003, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, consultant or advisor and is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan. As of June 30, 2004, there are no outstanding stock options.

5.   Related Party Transactions and Balances

     (a) Included in accounts payable at June 30, 2004 is a balance of $72,928 ($61,470 - December 31, 2003) payable to the President of the Company. On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company at $20,000 per month. Until October 1, 2003, the President has been donating his services to the Company, at which point the Company agreed to remunerate the President at $20,000 per month. As of January 1, 2004, the President agreed to reduce the fee to $5,000 per month.
     (b) The amount due to the President of the Company of $1,014 represented cash loans and were non-interest bearing, unsecured and without specific terms of repayment. This amount was repaid during the six months ended June 30, 2004.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)


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


Results of Operations for the Six Months Ended June 30, 2004
------------------------------------------------------------

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

General and Administrative Expense. For the six month period ended June 30, 2004, we reported general and administrative expenses of $55,515, a decrease of $124,333, or 37% from $179,848 reported in the equivalent period for 2003. The decrease primarily resulted from reduced legal fees, consulting and salaries as business development strategies are currently being delayed until further research and development takes place. Management fees of $30,000 are a new expenditure incurred during this period compared to the period of June 2003. This represents management fees at $5,000 per month as opposed to the donated services of $60,000 reported in 2003.

Selling and Marketing Expense. There was a 100% decrease in advertising expenses for the quarter of March 31, 2004, compared to the equivalent quarter in 2003. This resulted from management's primary focus being diverted to research and development as opposed to the previous business development strategies.

Business Development Expenditure. $3,307 has been spent on business development for the six months ended June 30, 2004, compared to nil in the equivalent period for 2003. The was no active business activity in the prior year. The expenditures incurred this period represents research and development consulting expenses used primarily for product development.

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

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By Ben Traub
------------------------------------
Ben Traub, President
Dated: August 11, 2004



By Ellen Luthy
------------------------------------
Ellen Luthy, Secretary
Dated: August 11, 2004