Form 10QSB
period 2004-09-30
XERION ECOSOLUTIONS GROUP INC
filed 2004-11-16
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.



                         Filing Type: 10QSB
                         Description: Quarterly Report
                         Filing Date: November 16, 2004
                         Period End:  September 30, 2004


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

   X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-------  ACT OF 1934
(Fee required)
                For the quarterly period ended September 30, 2004


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

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                           (Issuer's telephone number)

                            ------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2004 2,841,523 common stock.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


       Transitional Small Business Disclosure Format (check one): YES   NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE

PART 1 - FINANCIAL INFORMATION

1. Financial Statements                                                        1

2. Management's Discussion and Analysis or Plan of Operation                   9

3. Controls and Procedures                                                    10

PART 11 - OTHER INFORMATION

1. Legal Proceedings                                                          10

2. Changes In Securities                                                      11

3. Defaults Upon Senior Securities                                            11

4. Submission of Matters to a Vote of Security                                11

5. Other Information                                                          11

6. Exhibits and Reports on Form 8-K                                           11

Signatures                                                                    11


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. Dollars)


                                                         As at             As at
                                                     September 30,     December 31,
                                                          2004              2003
                                                           $                $
                                                      (unaudited)       (audited)

ASSETS

Current Assets

Cash                                                         1,913           33,685
Prepaid expenses                                              --              2,636
-----------------------------------------------------------------------------------
Total Current Assets                                         1,913           36,321

Property and Equipment (Note 3)                              5,458           24,771
-----------------------------------------------------------------------------------

Total Assets                                                 7,371           61,092
===================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 5(a))                               124,521           92,754
Accrued liabilities                                          1,500            5,000
Loans from a related party (Note 5(b))                        --              1,014
-----------------------------------------------------------------------------------

Total Liabilities                                          126,021           98,768
-----------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 6)

Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized,
no par value; none issued                                     --               --

Common Stock, 300,000,000 shares authorized,
$0.001 par value 2,841,523 and 5,341,523 shares
issued and outstanding respectively (Note 4)                 2,842            5,342

Additional Paid-in Capital                               8,138,241        8,135,742

Stock based compensation                                 1,876,171        1,876,171

Donated Capital (Note 5(b))                                126,000          126,000

Deficit Accumulated During the Development Stage       (10,261,904)     (10,180,931)
-----------------------------------------------------------------------------------

Total Stockholders' Deficit                               (118,650)         (37,676)
-----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                  7,371           61,092
===================================================================================


    (The accompanying notes are an integral part of the financial statements)



Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)
(expressed in U.S. Dollars)



                                               Accumulated from
                                               November 1, 1985       For the Three Months               For the Nine Months
                                              (Date ofInception)              Ended                             Ended
                                                to September 30,          September 30,                     September 30,
                                                     2004             2004             2003             2004             2003
                                                      $                $              $                  $                $

Revenue                                                 --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

Expenses

General and Administrative

Accounting and audit                                  59,521            1,500            5,211            7,624           11,444
Amortization                                           8,728              829             --              2,447             --
Consulting                                           154,662             --            109,011          157,837
Donated services                                     126,000             --             60,000             --            123,000
Financial services                                    56,266             --               --               --               --
Investor relations                                   187,148             --             16,362             --             16,362
Legal                                              1,029,269             --              4,562            1,020           12,263
Management fees                                      868,000           15,000             --             45,000             --
Director fees                                         12,000             --               --               --               --
Office                                                62,586            2,992            9,315            8,393           31,344
Salaries                                             236,055            1,231              214            2,177           26,214
Stock based compensation                           1,876,171             --               --               --              2,356
Transfer agent and regulatory                         26,637              599              272            3,139            3,974
Travel and promotion                                  22,971             --             14,429             --             14,429
    Loss on disposal of property and equipment         7,866             --               --              7,866             --
--------------------------------------------------------------------------------------------------------------------------------

                                                   4,733,880           22,151          219,376           77,666          399,223
--------------------------------------------------------------------------------------------------------------------------------

Business Development

     Consulting                                       35,392             --             18,659            3,259           18,659
     Mining exploration                               29,427             --              5,251               48            5,251
     Write-off of mining claims and technology
     rights                                           45,000             --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

                                                     109,819             --               --              3,307           23,910
--------------------------------------------------------------------------------------------------------------------------------

Selling and Marketing                                165,924             --              8,570             --             46,974
--------------------------------------------------------------------------------------------------------------------------------

Total Expenses                                     5,009,623           22,151          251,856           80,973          470,107
--------------------------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations                   (5,009,623)         (22,151)        (251,856)         (80,973)        (470,107)

Loss from Discontinued Operations                 (5,252,281)            --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                          (10,261,904)         (22,151)        (251,856)         (80,973)        (470,107)
================================================================================================================================

Basic and Diluted Net Loss Per Share                                    (0.01)           (0.05)           (0.02)           (0.11)
================================================================================================================================

Weighted Average Shares Outstanding                                 2,841,000        5,201,000        2,841,000        4,344,000
================================================================================================================================



    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
(expressed in U.S. Dollars)



                                                         For the Nine Months
                                                                 Ended
                                                             September 30,
                                                          2004          2003
                                                            $             $

Cash Flows to Operating Activities

Net loss for the period                                   (80,973)     (470,107)

Adjustments to reconcile net loss to cash:

Amortization                                                2,447          --
Donated services                                             --         123,000
Stock based compensation                                     --          94,258
Loss on sale of property and equipment                      7,866          --

Change in operating assets and liabilities:
(Increase) in accounts receivable                            --            (926)
Decrease (increase) in prepaid expenses                     2,636       (13,828)
Increase in accounts payable and accrued liabilities       28,266        21,547
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (39,758)     (246,056)
-------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities

Proceeds from shares issued                                  --         354,450
Advances from (to) a related party                         (1,014)          767
-------------------------------------------------------------------------------

Net Cash Provided By (Used in) Financing Activities        (1,014)      355,217
-------------------------------------------------------------------------------

Cash Flows from (to) Investing Activities

Proceeds from sale of property and equipment                9,000          --
Acquisition of property and equipment                        --         (48,756)
Purchase of mining claims                                    --         (20,000)
-------------------------------------------------------------------------------

Net Cash Provided By (Used in ) Investing Activities        9,000       (68,756)
-------------------------------------------------------------------------------

Increase (Decrease) in Cash                               (31,772)       40,405

Cash - Beginning of Period                                 33,685         2,997
-------------------------------------------------------------------------------

Cash - End of Period                                        1,913        43,402
===============================================================================

Non-Cash Financing and Investing Activities
Shares issued to consultants for services                    --          91,902
Forgiveness of debt to related party                         --          18,500
Shares issued for acquisition of mining claims               --           5,000
Shares issued for acquisition of technology rights           --          20,000
===============================================================================

Supplemental Disclosures

Interest paid                                                --            --
Income tax paid                                              --            --
===============================================================================


    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)



1.   Nature of Operations and Continuance of Business

     Xerion EcoSolutions Group Inc., a Colorado incorporated company, was incorporated on November 1, 1985. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "XECO".

     The Company is currently working with a specialist consultant in the field of hydrometallurgy. This work has included a research project focused on developing a viable alternative to cyanide for the gold mining industry. The results of this research project have identified specific chemical conditions in the application of certain non-toxic reagents that could lead to a significant breakthrough in the development of a replacement for cyanide. The Company is currently evaluating its options with regard to developing this new technology.

     Prior to this the Company was in the business of mine reclamation and environmental remediation, which had focused on serving the mining and coal-fired power plant industries. On March 17, 2003, and subsequently amended on September 4, 2003, the Company entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company having a fair value of $0.01 per share. These shares were issued on March 21, 2003. The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for $1. The Company exercised this option and issued 2,000,000 common shares of the Company to the three original arms-length owners of the Technologies. The 2,000,000 shares issued were fair valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. On February 2, 2004 the Company cancelled the purchase agreements and is currently evaluating its legal options in claiming damages based on misrepresentation. The cancellation of the purchase agreement resulted in a reimbursement of 2.5 million shares to the Company which were cancelled.

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses. The Company's ability to continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to secure a business opportunity and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue funding necessary expenses to sustain operations for the next twelve months.


2.   Significant Accounting Policies


     Basis of Accounting

     These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company's fiscal year end is December 31.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)



2.   Summary of Significant Accounting Policies (continued)

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

     Property and Equipment

     Property and equipment consists of laboratory and computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

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

     Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     Concentration of Risk

     The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are two uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $1,913 on September 30, 2004. At September 30, 2004 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)



2.   Summary of Significant Accounting Policies (continued)

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


3.   Property and Equipment

                                                             September 30,   December 31,
                                                                 2004            2003
                                                               Net Book        Net Book
                                            Accumulated         Value           Value
                                Cost        Amortization          $               $
                                  $               $          (unaudited)      (audited)

     Computer equipment            9,207           3,749           5,458           7,905
     Laboratory equipment           --              --              --            16,866
     -----------------------------------------------------------------------------------

                                   9,207           3,749           5,458          24,171
     ===================================================================================



4.   Stockholders' Equity

     (a)  Common Stock

          On February 2, 2004, the Company cancelled the agreements to acquire mining claims and technology rights and is currently evaluating its legal options in claiming damages based on misrepresentation. The 2,500,000 shares issued to the vendors have been returned to treasury and cancelled.

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

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)



4.   Stockholders' Equity (continued)

     (b)  Warrants (continued)

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

     (c)  Stock options

          On March 24, 2003, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan ("2003 NQPlan"). This 2003 NQPlan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, consultant or advisor and is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the 2003 NQPlan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 NQPlan. As of September 30, 2004, there are no outstanding stock options.


5.   Related Party Transactions and Balances

     (a) Included in accounts payable at September 30, 2004 is a balance of $72,928 ($46,470 - December 31, 2003) payable to the President of the Company. On March 20, 2003, the Company entered into a five-year contract to retain the current President of the Company at $20,000 per month. Until October 1, 2003, the President has been donating his services to the Company, at which point the Company agreed to remunerate the President at $20,000 per month. As of January 1, 2004, the President agreed to reduce the fee to $5,000 per month.

     (b) The $1,014 owing to the President of the Company at December 31, 2003 was repaid during the period ended September 30, 2004.


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


Results of Operations for the Nine Months Ended September 30, 2004
------------------------------------------------------------------

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

General and Administrative Expense. For the nine month period ended September 30, 2004, we reported general and administrative expenses of $80,973, a decrease of $318,250, or 37% from $399,223 reported in the equivalent period for 2003. The decrease primarily resulted from reduced legal fees, consulting and salaries as business development strategies are currently being delayed until further research and development takes place. Management fees of $45,000 are a new expenditure incurred during this period compared to the period of September 2003. This represents management fees at $5,000 per month as opposed to the donated services of $60,000 reported in 2003.

Selling and Marketing Expense. There was a 100% decrease in advertising expenses for the nine-month period ended September, 2004, compared to the equivalent quarter in 2003. This resulted from management's primary focus being diverted to research and development as opposed to the previous business development strategies.

Business Development Expenditure. $3,307 has been spent on business development for the nine months ended September 30, 2004, compared to 23,910 in the equivalent period for 2003. Business development strategies are currently being delayed until further research and development takes place.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash decreased to $1,913 at September 30, 2004 from $33,685 at December 31,2003. Cash of $9,000 was collected from the sale of laboratory equipment and cash of $40,000 was used to fund the operating activities. Future expenses will be either be financed by additional sale of equity to the President of the Company or in the form of private placements

The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) develop marketable technology in the mining industry.


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

Xerion EcoSolutions Group Inc. (Formerly Immulabs Corporation)

By Ben Traub /s/
------------------------
Ben Traub, President
Dated: Nov 15, 2004



By Robert Skanes /s/
------------------------
Robert Skanes, Secretary
Dated: Nov 15, 2004