Form 10KSB
period 2004-12-31
XERION ECOSOLUTIONS GROUP INC
filed 2005-04-15
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: April 15, 2004
                          Period End: December 31, 2004


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                                    (Markone)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     (Fee required)

           (Fee required) For the fiscal year ended December 31, 2004


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

                                 (604) 902 0178
                           ---------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X State issuer's revenues for its most
recent year. (0)                       ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. March 8, 2005 $224,908.05.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 8, 2005, 2,841,523 common stock.


The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

TABLE OF CONTENTS

ITEM NUMBER PAGE


PART I

1. Description of Business                                                     3

2. Description of Property                                                     3

3. Legal Proceedings                                                           3

4. Submission of Matters to a Vote of Shareholders                             4


PART II

5. Market for Common Equity and Related Stockholder Matters                    4

6. Management's Discussion and Analysis or Plan of Operation                   6

7. Financial Statements                                                        8

8. Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure                                                                 20

8A. Controls & Procedures                                                     20


PART III

9. Directors, Executive Officers and Control Persons; Compliance with
   Section 6(a) of the Exchange Act.                                          20

10. Executive Compensation 20

11. Security Ownership of Certain Beneficial Owners and Management            21

12. Certain Relationships and Related Transactions                            21

13. Exhibits and Reports on Form 8-K                                          21

14. Principal Accountant Fees & Services                                      21


Signatures                                                                    22

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

As a result of this research project, Dr. Dreisinger has identified specific chemical conditions in the application of certain non-toxic reagents that he believes could lead to a significant breakthrough in the development of a replacement for cyanide. The Company is currently evaluating its options with regard to developing this new technology. The prospects of developing and bringing to market a technology of this magnitude may exceed the company's ability and management is evaluating the possibility of merging with another, more established company with existing operations and cash flow.


(1) www.mmat.ubc.ca/units/bioh/people/dreisinger/dreisinger.html

ITEM 2 - DESCRIPTION OF PROPERTY

The Company does not own any property as of December 31, 2004; but maintains its headquarters at 102-4369 Main St, Suite 905, Whistler, BC Canada V0N 1B4.

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

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None


PART II


ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS:

DESCRIPTION OF SECURITIES:

General

The Registrant's Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock of $0.001 par value, with 2,841,523 shares issued and outstanding as of December 31, 2004. There are 50,000,000 authorized shares of Preferred stock of no par value and no issued and outstanding Preferred shares.

As at December 31, 2004 there are 191,140 outstanding gold warrants. One Gold Warrant was attached to each common share issued through private placements. The conditions of the warrants are determined according to when the private placement shares were issued:

(i) A total of 125,100 common restricted shares were issued through private placements during April, May and July, 2003. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase
0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces o f gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System (XRS) and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan. The cancellation of the purchase agreement to acquire the XRS, effectively renders these warrants unexercisable, since it is no longer possible for the Company to extract gold using the XRS.

(ii) A total of 17,040 common restricted shares were issued through private placements during August 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased. The cancellation of the purchase agreement to acquire the XRS, effectively renders these warrants unexercisable, since it is no longer possible for the Company to extract gold using the XRS.

(iii) A total of 98,000 common restricted shares were issued through private placements during December 2003. One Gold Warrant was attached to each common share, allowing each investor the right to purchase 0.0643 oz. of gold for each share purchased under similar contractual agreements as above. The use of the Gold Warrant need not be dependent on extracting the gold using the XRS process.


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

b) All stock options previously issued and valid as of December 31, 2004 expired during 2004.


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

                                    Common Stock

Calendar year 2004              Low            High
------------------            -------         -------
First Quarter                 $  1.75         $  1.75
Second Quarter                $  1.58         $  1.58
Third Quarter                 $  0.68         $  0.68
Fourth Quarter                $  0.16         $  0.16


Calendar Year 2003             Low             High
------------------            -------         -------
First Quarter                 $ 0.51          $  0.55
Second Quarter                $ 0.55          $  5.00
Third Quarter                 $ 1.01          $  4.15
Fourth Quarter                $ 2.00          $  5.50



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


PREFERRED STOCK

As of December 31, 2004 there were no shares of Preferred stock issued and outstanding. During the year 2000, 482,815 shares of Preferred stock were converted to common stock on the books of the Company, under the terms and conditions of said Preferred stock.



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


(2) Results of Operations, Liquidity and Capital Resources

On March 1, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the company, which substantially reduced the issued and outstanding shares of the Company.


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

The prospects of developing and bringing to market a technology of this magnitude may exceed the company's ability and management is evaluating the possibility of merging with another, more established company with existing operations and cash flow.

Cyanide is currently used to extract in excess of 80% of the world's gold production. Cyanide is widely known to be toxic and dangerous to work with (2). Due to many accidental spills of cyanide into lakes, streams and drinking water, the use of cyanide has come under close scrutiny by environmental regulators. Public awareness of the perceived dangers has led to the use of cyanide being banned or severely restricted in some areas of the world, thus providing a commercial opportunity for alternative gold extraction systems. For example, Canyon Resources has a 10.9 million ounce gold deposit that is currently impeded from development by the anti-mining initiative, I-137, which bans development of new gold and silver mines which use open-pit mining and cyanide in the treatment and recovery process in the State of Montana (3). To date, no alternative gold extraction system has found broad commercial success due to associated problems with chemistry and/or economics (4). It is Xerion's goal to develop a less toxic alternative to cyanide for the gold mining industry. There is currently little market for cyanide alternatives due to the wide use of cyanide and its strong market dominance. However, due to the current regulatory climate, it is possible that substantial proof of concept by a less toxic alternative could result in adoption by the mining industry. Dr. Dreisinger has identified and proposed certain chemical conditions under which selected non-toxic reagents could potentially operate economically, at the same time avoid known handicaps previously associated with such chemistry. A substantial review of related literature and existing patents has not revealed any other work that has utilized these proposed chemical conditions. The Company is currently in discussions with Dr. Dreisinger (5) regarding the necessary bench scale lab work to prove out Dr. Dreisinger's hypothesis. If an agreement with Dr. Dreisinger is consummated, research work is anticipated to take place at the University of British Columbia.

(1) www.mmat.ubc.ca/units/bioh/people/dreisinger/dreisinger.html
(2) www.cyanidecode.org/library/cn_facts_health.html
(3) www.canyonresources.com/projects/mcdon.html
(4) http://technology.infomine.com/enviromine/publicat/cyanide.pdf
(5) www.mmat.ubc.ca/research/groups/hydromet.htm

Regardless of whether the Company successfully completes the above contemplated research, Management intends to evaluate merger prospects with privately held companies.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

Certain statements herein, including those regarding production, plans, joint venture contracts, patents, industry outlooks and realized metals prices constitute "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by those forward looking statements. These risks, uncertainties and other factors include, but are not limited to, difficulties in successfully raising capital (given the Company's lack of operating history, lack of profitable operations and limitations on the market for the Company's securities), in developing and commercializing viable products (including the ability to overcome technical hurdles that may arise), in meeting applicable existing or new regulatory standards, in receiving required regulatory approvals, in obtaining necessary patents and licenses, validating new technologies to industry standards, in defending against third party infringement of patents and licenses, in protecting itself from costly, unforeseen legal disputes, in producing gold and other elements in commercial quantities at reasonable costs, in competing successfully against other companies and in marketing itself successfully. Most importantly at this stage, the Company's success and each step required to achieve such success depends on its ability to raise significant further financing on an ongoing basis and there is no guarantee it will be able to do so. The company has no revenues and is therefore more vulnerable to business failure than other more developed companies. Additionally, funds may be raised through the issuance of equity shares and such securities might have rights, preferences or privileges senior to its common stock and will likely result in dilution to existing shareholders. The Company is therefore subject to a number of known and unknown risks and uncertainties that could cause actual operations or results to differ materially from those that are anticipated. Management recognizes that additional funds through additional private sales of Company stock, capital contributions from existing significant shareholders and/or loans from existing significant shareholders will be required in the future. However, there can be no assurance that the Company will be able to obtain additional funds to support the Company's liquidity requirements or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. To be successful in implementing its business plan the Company will require the services of numerous other executives with varied technical and professional backgrounds in environmental engineering, ore processing and financial management. The company's ability to recruit such executives is entirely dependant upon its access to working capital and there is no guarantee that such capital will be available. The Registrant is highly dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase of early development and there is no assurance that the Registrant will be able to finance its planned operations. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises investors to carefully read the above paragraph and the risk factors described in its Annual Reports and other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral or written forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues until it can either successfully create, validate and protect a technology.

General and Administrative Expense. For the financial year of 2004, we reported general and administrative expense of $102,650, a decrease of $409,524 or 80.0% from $512,174 reported in the prior year. The decrease primarily resulted from a decrease in stock based compensation of issuing shares to newly recruited management and contract consultants.

Management Fee Expense. The single largest expense was a management fee of $5,000 per month payable to the Company's President. Although this is on the Company's books, the President has not been paid.

Liquidity and Capital Resources: The primary source of the Company's cash has been loans form the Company's president. Our cash decreased $31,352 from $33,685 at December 31, 2003 to an ending balance of $2,333 at December 31, 2004.


The primary source of the Company's cash has been loans form the Company's president.


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

The audit committee consists of Ben Traub and Robert Skanes.

ITEM 7 - FINANCIAL STATEMENTS:

The required accompanying financial statements begin on page F-1 of this document.


Xerion EcoSolutions Group Inc.
(A Development Stage Company)


Index



Report of Independent Registered Public Accounting Firm .....................F-1

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Notes to the Financial Statements............................................F-6

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


To The Board of Directors and Stockholders of Xerion EcoSolutions Group Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Xerion EcoSolutions Group Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerion EcoSolutions Group Inc. (A Development Stage Company), as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.




Chartered Accountants

Vancouver, Canada

March, 2005


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   As at           As at
                                                                December 31,    December 31,
                                                                    2004            2003
                                                                      $               $
ASSETS

Current Assets

Cash                                                                   1,576          33,685
Prepaid expenses                                                        --             2,636
--------------------------------------------------------------------------------------------
Total Current Assets                                                   1,576          36,321

Property and Equipment (Note 3)                                        4,629          24,771
--------------------------------------------------------------------------------------------

Total Assets                                                           6,205          61,092
============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 6(b))                                         138,021          92,754
Accrued liabilities                                                    3,442           5,000
Due to a related party (Note 6(c))                                     2,122           1,014
--------------------------------------------------------------------------------------------

Total Current Liabilities                                            143,585          98,768
--------------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                             --              --

Common Stock (Note 7), 300,000,000 shares authorized, $0.001 par value 5,341,523 and 392,133 shares issued and outstanding
respectively                                                           2,842           5,342

Additional Paid-in Capital                                        10,014,413      10,011,913

Donated Capital (Note 6(b))                                          126,000         126,000

Deficit Accumulated During the Development Stage                 (10,280,635)    (10,180,931)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (137,380)        (37,676)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                            6,205          61,092
============================================================================================







   (The Accompanying Notes are an Integral Part of These Financial Statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)



                                                 Accumulated from
                                                 November 1, 1985                   For the Years
                                               (Date of Inception)                      Ended
                                                 to December 31,                     December 31,
                                                      2004                   2004                   2003
                                                        $                      $                      $

Revenue                                                       --                     --                     --
----------------------------------------------------------------------------------------------------------------


Expenses

  Depreciation                                               9,558                  3,276                  3,449
  Impairment of intangible asset                            20,000                   --                   20,000
  Loss on disposal of property and equipment                 7,866                  7,866                   --
  Management services (Note 6(a))                        1,009,000                 60,000                183,000
  Mining exploration                                        54,427                     48                 54,379
  Professional fees                                      1,090,233                 10,087                 36,464
  Selling, general and administrative                      881,619                 18,427                287,744
  Stock-based compensation                               1,955,651                   --                   81,836
----------------------------------------------------------------------------------------------------------------

Total Expenses                                           5,028,354                 99,704                666,872
----------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations                         (5,028,354)               (99,704)              (666,872)

Loss from Discontinued Operations                       (5,252,281)                  --                     --
----------------------------------------------------------------------------------------------------------------

Net Loss                                               (10,280,635)               (99,704)              (666,872)
================================================================================================================


Net Loss Per Share - Basic and Diluted                                              (0.02)                 (0.13)
================================================================================================================


Weighted Average Shares Outstanding                                             4,842,000              5,342,000
================================================================================================================


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)



                                                    Accumulated from
                                                    November 1, 1985
                                                  (Date of Inception)               For the years ended
                                                    to December 31,                     December 31,
                                                         2004                   2004                   2003
                                                           $                      $                      $
Cash Flows from Operating Activities

Net loss                                                  (10,280,635)               (99,704)              (666,872)

Adjustments to reconcile net loss to net cash used in operating activities

Shares issued for technology rights                             5,000                   --                    5,000
Depreciation                                                    9,558                  3,276                  3,449
Donated services                                              126,000                   --                  123,000
Stock-based compensation                                    5,873,545                   --                   81,836
Option agreement written-off                                   15,000                   --                     --
Discontinued operations                                       468,835                   --                     --
Shares issued for mining claims                                20,000                   --                   20,000

Changes in operating assets and liabilities

Prepaid expenses                                                 --                    2,636                 (2,636)
Accounts payable and accrued liabilities                      880,133                 43,708                 71,767
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (2,882,564)               (50,083)              (364,456)
-------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities
   Laboratory Equipment                                        35,879                 35,879
  Purchase of property and equipment                          (47,233)               (19,013)               (28,220)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                         (11,354)                16,866                (28,220)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Advances from a related party                                  28,022                  1,107                    (86)
  Proceeds from shares issued                               2,867,472                   --                  423,450
-------------------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                          2,895,494                  1,107                423,364
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                     1,576                (32,110                 30,688

Cash - Beginning of Year                                         --                   33,685                  2,997
-------------------------------------------------------------------------------------------------------------------

Cash - End of Year                                              1,576                  1,576                 33,685
===================================================================================================================

Non-cash Investing and Financing Activities

Extinguishment of debt                                        862,520                   --                   18,500
Shares issued for services rendered                         3,997,374                   --                   79,480
Shares issued pursuant to asset acquisitions                  486,668                   --                    5,000
Shares issued for mining claims                                20,000                   --                   20,000
===================================================================================================================

Supplemental Disclosures

Interest paid                                                   2,785                   --                     --
Income tax paid                                                  --                     --                     --
===================================================================================================================

    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(expressed in U.S. dollars)


                                                                              Additional
                                                       Common Stock            Paid-in       Donated     Accumulated
                                                  Shares        Amount         Capital       Capital       Deficit         Total
                                                    #              $              $             $             $              $

Balance at December 31, 2002                     2,392,133            392      9,468,077         3,000    (9,514,059)       (42,590)
Issuance of common stock for cash                  240,140            240        313,210          --            --          313,450
Issuance of common stock for services               59,250             59         79,420          --            --           79,479
Issuance of common stock for mining claims         500,000            500          4,500          --            --            5,000
Issuance of common stock for technology
rights                                           2,000,000          2,000         18,000          --            --           20,000
Proceeds received for shares issued in
prior years                                           --            2,000         18,000          --            --           20,000
Exercise of options                                150,000            150         89,850          --            --           90,000
Extinguishment of debt                                --             --           18,500          --            --           18,500
Stock-based compensation                              --             --            2,356          --            --            2,356
Donated services                                      --             --             --         123,000          --          123,000
Net loss for the year                                 --             --             --            --        (666,872)      (666,872)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance at December 31, 2003                     5,341,523          5,342     10,011,913       126,000   (10,180,931)       (37,676)
Cancellation of common stock for mining
claims  (Note 6)                                  (500,000)          (500)           500          --            --             --
Cancellation of common stock for technology
rights                                          (2,000,000)        (2,000)         2,000          --            --             --
Net loss for the year                                 --             --             --            --            --          (99,704)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance at December 31, 2004                     2,841,523          4,842     10,012,413       126,000   (10,280,635)      (137,380)
                                               ===========    ===========    ===========   ===========   ===========    ===========












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

     The Company had entered the business of mine reclamation and environmental remediation which had focused on serving the mining and coal fired power plant industries. Refer to Notes 4 and 5. On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. In February 2004 the Company cancelled the purchase agreements. The cancellation of the purchase agreements results in a reimbursement of 2.5 million shares to the Company, which substantially reduced the issued and outstanding shares of the Company.

     The Company has been working with a specialist consultant in the field of hydrometallurgy. This work has included a research project focused of developing a viable alternative to cyanide for the gold mining industry. The results of this research project have identified specific chemical conditions in the application of certain non-toxic reagents that could lead to a significant breakthrough in the development of a replacement for cyanide. The Company is currently evaluating its options with regard to developing this new technology.

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

     a)   Basis of Accounting and Year End

          These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company's fiscal year end is December 31.

     b)   Use of Estimates

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

     c)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     d)   Property and Equipment

          Property and equipment consists of laboratory and computer equipment recorded at cost and decpreciated on a straight-line basis over the estimated useful life of three years.

     e)   Long-lived Assets

          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     f)   Financial Instruments

          Financial instruments which include cash, accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     g)   Mineral Property Costs

          The Company is engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

     h)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     i)   Foreign Currency Transactions

          The Company's functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

2.   Summary of  Significant  Accounting  Policies  (continued)

     j)   Stock-based Compensation

          The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     k)   Basic and Diluted Net Income (Loss) per Share

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

l)       Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)       Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

     m)   Recent Accounting Pronouncements (continued)

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board
          (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

          The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

     n)   Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

3.   Property and Equipment

                                                           2004          2003
                                          Accumulated    Net Book      Net Book
                              Cost       Depreciation     Value         Value
                                $             $             $             $

     Computer equipment          9,207         4,578         4,629         7,905
     Laboratory equipment         --            --            --          16,866
                           -----------------------------------------------------

                                 9,207         4,578         4,629        24,771
                           =====================================================


4.   Mining Claims

     On March 17, 2003 and subsequently amended on September 4, 2003, the Company had entered into an agreement to acquire 67 mining claims located in California from an arms-length vendor. Consideration was $20,000 and 500,000 shares of the Company valued at $0.01 per share. These shares were issued on March 21, 2003. On February 2, 2004, the Company cancelled the agreement with the vendors. The 500,000 shares issued to the vendors were returned to treasury and cancelled.


5.   Technology Rights

     The Company entered into an agreement to acquire an option-to-purchase certain ore and waste processing technologies (the "Technologies") from the President of the Company for $1. The Company subsequently exercised that option-to-purchase and issued 2,000,000 common shares of the Company in total consideration to the three original arms-length owners of the Technologies. The 2,000,000 shares issued by the Company have been valued at $0.01 per share or $20,000 in total. These shares were issued on March 21, 2003. On February 2, 2004 the Company cancelled this agreement with the vendors. The 2,000,000 shares issued to the vendors were returned to treasury and cancelled. As a result, the Company made an impairment loss provision of $20,000 in fiscal 2003.


6.   Related Party Transactions

     a) The Company paid/accrued $60,000 (2003 - $60,000) to the President of the Company for management services rendered.

     b) Included in accounts payable is a balance of $122,122 (2003 - $61,470) payable to the President of the Company.

     c) The amount of $2,122 (2003 - $1,014) due to the President of the Company is non-interest bearing, unsecured and due on demand.

     d) In 2003 the Company recognized $123,000 of donated services received from the President of the Company.

     e) In 2003, the President of the Company forgave $18,500 in debt owed to him by the Company. This amount was recorded as additional paid-in capital.

     f) In 2003, the Company paid fees of $41,079, to a company controlled by the spouse of the President of the Company, for marketing consultation, including logo design, website strategy, concept and brochure design, and printing of collateral marketing materials.

7.   Common Stock

     a)   Private Placements

          i) On March 17, 2003, the Company received $20,000 and released 2,000,000 shares at $0.01 per share to the President of the Company.

          ii) On April 15, 2003, the Company issued 89,000 shares of common stock at a price of $1.00 per share to net the Company proceeds of $89,000.

          iii) On May 15, 2003, the Company issued 21,100 shares of common stock at a price of $2.50 per share to net the Company proceeds of $52,750.

          iv) On July 15, 2003, the Company issued 15,000 shares of common stock at a price of $2.50 per share to net the Company proceeds of $37,500.

     a)   Private Placements (continued)

          v) In April, May and July 2003, a total of 125,100 common restricted shares were issued through private placements. One Gold Warrant per share was attached to each common share. This allows each investor the right to purchase 0.03215 oz. of gold for each share purchased from the Company at a 25% discount to the New York spot price calculated on the day the warrant is exercised. The warrant is non-transferable and is a conditional warrant in that the Company must first produce gold in "sufficient" quantities before it can be exercised. The Gold Warrant shall expire sixty months from the date of acceptance of the agreement. "Sufficient" quantities is defined in each contract as the economic recovery of at least 250,000 ounces of gold which belong solely to the Company, and gold which has been recovered using the Xerion Reaction System (XRS) and that such exercise of the Gold Warrants will not endanger the ability of the Company to finance or support its immediate operational plan. The cancellation of the purchase agreement to acquire the XRS, effectively renders these warrants unexercisable, since it is no longer possible for the Company to extract gold using the XRS.

          vi) In August 2003, a total of 17,040 common restricted shares were issued through private placements. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643 oz. of gold for each share purchased. The cancellation of the purchase agreement to acquire the XRS, effectively renders these warrants unexercisable, since it is no longer possible for the Company to extract gold using the XRS.

          vii) On August 31, 2003, the Company issued 17,040 shares of common stock at a price of $5.00 per share to net the Company proceeds of $85,200.

          viii)In December 2003, a total of 98,000 common restricted shares were issued through private placements. One Gold Warrant was attached to each common share, allowing each investor the right to purchase 0.0643 oz. of gold for each share purchased under similar contractual agreements as above. The use of the Gold Warrant need not be dependent on extracting the gold using the XRS process.

     b)   Non-cash Consideration

          All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

          i) On July 17, 2003, the Company issued a total of 15,000 common restricted shares, distributed to three of its contracting consultants. These shares were valued at $0.34 per share based on a 30-day average rate with a 60% discount rate.

          ii) On August 12, 2003, the Company issued 50,000 common restricted shares, as a signing bonus paid to its Director of Business Development. These shares were valued at $0.85 per share based on a 30-day average rate with a 60% discount rate.

          iii) On August 27, 2003, the Company issue a total of 8,500 common restricted shares, distributed to three of its contracting consultants. These shares were valued at $1.63 per share based on a 30-day average rate with a 60% discount rate.

     b)   Non-cash Consideration (continued)

          iv) On September 12, 2003, the Company issued 15,000 common restricted shares, as a signing bonus paid to its Director of Management Systems. These shares were valued at $2.38 per share based on a 30-day average rate with a 60% discount rate.

          v) On November 30, 2003, the Company issued 500 common restricted shares, in lieu of consulting fees to a consultant. These shares were valued at $1.20 per share based on a 30-day average rate with a 60% discount rate.

          vi) In 2003, the Company paid director's fees of $12,000 by issuing 10,000 shares at $1.20 per share.

     c)   Stock Options

          On March 24, 2003, the Company filed a Form S8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2003 Nonqualifying Stock Option Plan (the "Plan"). This Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The determination of those eligible to receive options under the Plan, and the amount, price, type and timing of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the Plan.

          A summary of the Company's stock option activity is as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                          Number of      Price
                                                            Shares         $

     Balance, December 31, 2002                                --           --
     Granted                                                475,000         2.93
     Exercised                                             (150,000)        0.65
     Cancelled                                             (200,000)        4.00
     ---------------------------------------------------------------------------

     Balance, December 31, 2003                             125,000         4.00

     Expired                                               (125,000)        4.00
     ---------------------------------------------------------------------------

     Balance, December 31, 2004                                --           --
     ===========================================================================

9.   Income Taxes

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

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                            2004         2003
                                                              $            $

     Net Operating Loss                                     99,704      499,000
     Statutory Tax Rate                                         34%          34%
     Effective Tax Rate                                       --           --
     Deferred Tax Asset                                     33,899      169,660
     Valuation Allowance                                   (33,899)    (169,660)
                                                          ---------------------

     Net Deferred Tax Asset                                   --           --
                                                          =====================




ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in nor disagreements with accountants during the year 200 Manning Elliott, Chartered Accountants continues to serve as the Company auditors.

ITEM 8A - CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)), as of March 30, 2004, are sufficient.

     (b)  There have been no changes in internal controls in the previous year.


ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current officers and directors of Registrant are as follows:

      Name             Position
Ben Traub*             President, Chief Executive Officer and Director
Robert Skanes          Secretary-Treasurer, Chief Financial Officer and Director
Warren C. Gacsi        Director

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


ITEM 10 - EXECUTIVE COMPENSATION

     o    Mr Traub earned $5000 per month which has not been paid to him.

All stock options previously issued and valid as of December 31, 2004 expired during 2004.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2005 the outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of common stock, and the shareholdings of all Executive Officers and Directors as a group on a fully diluted basis.



                                   Number of
                                     Shares
        Name                         owned      Class        Percent
    ------------                   ---------   ---------    ---------

Ben Traub                          1,336,800    Common         47%
Officer and Director

Warren C. Gacsi
Director                               5,336    Common          0.2%
0.01%


Group Total: 1,342,136

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

NONE

ITEM 13 - EXHIBITS AND REPORTS ON FROM 8-K

(DOCUMENTS INCORPORATED BY REFERENCE)

(a) Reports on Form 8-K:

NONE


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                             2004            2003
                            -------         -------

Audit Fees                  $9,367         $ 11,197
Audit-Related Fees             --              --
Tax Fees                       --              --
All Other Fees                 --              --



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xerion EcoSolutions Group Inc.

By Ben Traub

/s/ "Ben Traub"
----------------------
Ben Traub, President
Dated: April 14, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By Ben Traub

/s/ Ben Traub
------------------------
Ben Traub, President
Dated: April 14, 2005


By  Robert Skanes


/s/ Robert Skanes
------------------------
Robert Skanes, Secretary
Dated: April 14, 2005