Form 10KSB/A
period 2004-12-31
XERION ECOSOLUTIONS GROUP INC
filed 2005-04-19
CIK 1000686

XERION ECOSOLUTIONS GROUP INC.
                            (Formerly IMMULABS CORP)



                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: April 18, 2004
                          Period End: December 31, 2004


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: XECO

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           (Fee required) For the fiscal year ended December 31, 2004

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

                                 (604) 902-0178
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. March 8, 2005 $224,908.05.

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: March 8, 2005, 2,841,523 common shares

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

TABLE OF CONTENTS

ITEM NUMBER PAGE


PART 1

1. Description of Business

2. Description of Property

3. Legal Proceedings

4. Submission of Matters to a Vote of Shareholders


PART 11

5. Market for Common Equity and Related Stockholder Matters

6. Management's Discussion and Analysis or Plan of Operation

7. Financial Statements

8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

8A. Controls & Procedures


PART III

9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act

10. Executive Compensation

11. Security Ownership of Certain Beneficial Owners and Management

12. Certain Relationships and Related Transactions

13. Exhibits and Reports on Form 8-K

14. Principal Accountant Fees & Services

Signatures

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

ITEM 3 - LEGAL PROCEEDINGS:

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors is parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below

The current Management learned in late 2002 that the Company is in dispute over its purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company dba North American Resorts Inc. as well as the estate of the Company's former attorney to cover the costs. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from previously undisclosed liabilities. An attorney representing a former Director of the Company has informed the Company that they have worked out a potential alternative settlement with the Claimants that would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and has advised the Company that a payment of $10,000 will clear the matter within thirty days. The Company has made no payments and the Company has received no formal demand for payment and in the event that this occurs the Company will be pursuing former Directors for payment in this matter. If this situation escalates and the Company cannot collect from its indemnifiers, the company may have to pay any money that becomes due.

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

(ii) A total of 17,040 common restricted shares were issued through private placements during August 2003. One Gold Warrant was attached to each common share under the same contractual agreement as above. However, the Gold Warrant allows each investor the right to purchase 0.0643oz of gold for each share purchased. The cancellation of the purchase agreement to acquire the XRS, effectively renders these warrants unexercisable, since it is no longer possible for the Company to extract gold using the XRS.

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

b) All stock options previously issued and valid as of December 31, 2003 expired during 2004.

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

                                    Common Stock

Calendar year 2004                 Low        High
--------------------------       --------   --------
First Quarter                     $ 1.75     $ 1.75
Second Quarter                    $ 1.58     $ 1.58
Third Quarter                     $ 0.68     $ 0.68
Fourth Quarter                    $ 0.16     $ 0.16

Calendar Year 2003                 Low        High
---------------------------      -------    --------
First Quarter                     $ 0.51     $ 0.55
Second Quarter                    $ 0.55     $ 5.00
Third Quarter                     $ 1.01     $ 4.15
Fourth Quarter                    $ 2.00     $ 5.50

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

(2) Results of Operations, Liquidity and Capital Resources

On March 1, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company cancelled the purchase agreements. The cancellation of the purchase agreements resulted in a reimbursement of 2.5 million shares to the Company, which substantially reduced the issued and outstanding shares of the Company.

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

Regardless of whether the Company successfully completes the above-contemplated research, Management intends to evaluate merger prospects with privately held companies.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues until it can successfully create, validate and protect a technology.

Total Expenses/Net Loss. For 2004, the Company had a net loss of 102,650 compared to a loss of $666,872 in 2003. The significant decrease is mainly due to the Company having very minimal business operations in 2004 due to a lack to cash. In the prior year, the Company was able to raise a significant amount of funds and began to implement its business plan.

Management Fee Expense. The single largest expense was a management fee of $5,000 per month accrued to the Company's President.

Liquidity and Capital Resources: The primary source of the Company's cash has been loans form the Company's president. Our cash decreased by $31,352 from $33,685 at December 31, 2003 to an ending balance of $2,333 at December 31, 2004. As at December 31, 2004, the Company has a working capital deficit of $145,162 compared to a deficit of $62,447 as at December 31, 2003.

The primary source of the Company's cash has been loans from the Company's President.

The Company does not have sufficient cash on hand to fund its operations for the next twelve months. The Company expects to fund itself through the sale of its shares and through continued financial support from the President of the Company. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and (ii) develop marketable technology in the mining industry.

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

ITEM 7 - FINANCIAL STATEMENTS:

The required accompanying financial statements follow:


Xerion EcoSolutions Group Inc.
(A Development Stage Company)



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Manning Elliott

Chartered Accountants

Vancouver, Canada

April 7, 2005


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                                   As at          As at
                                                               December 31,    December 31,
                                                                   2004            2003
                                                                     $               $
ASSETS

Current Assets

Cash                                                                  2,333          33,685
Prepaid expenses                                                       --             2,636
-------------------------------------------------------------------------------------------
Total Current Assets                                                  2,333          36,321

Property and Equipment (Note 3)                                       4,836          24,771
-------------------------------------------------------------------------------------------
Total Assets                                                          7,169          61,092
===========================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 6(b))                                        142,553          92,754
Accrued liabilities                                                   4,942           5,000
Due to a related party (Note 6(c))                                     --             1,014
-------------------------------------------------------------------------------------------
Total Current Liabilities                                           147,495          98,768
-------------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                            --              --

Common Stock (Note 7), 300,000,000 shares authorized,
$0.001 par value 2,841,523 and 5,341,523 shares issued
and outstanding respectively                                          2,842           5,342

Additional Paid-in Capital                                       10,014,413      10,011,913

Donated Capital (Note 6(d))                                         126,000         126,000

Deficit Accumulated During the Development Stage                (10,283,581)    (10,180,931)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                        (140,326)        (37,676)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           7,169          61,092
===========================================================================================



    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)



                                                     Accumulated from
                                                     November 1, 1985            For the Years
                                                    (Date of Inception)              Ended
                                                     to December 31,              December 31,
                                                           2004               2004           2003
                                                            $                   $              $

Revenue                                                            --             --             --
-----------------------------------------------------------------------------------------------------


Expenses

  Depreciation                                                    9,351          3,069          3,449
  Impairment loss on intangible asset                            20,000           --           20,000
  Loss on disposal of property and equipment                      7,866          7,866           --
  Management services (Note 6(a))                             1,009,000         60,000        183,000
  Mining exploration                                             54,379           --           54,379
  Professional fees                                           1,093,233         13,087         36,464
  Selling, general and administrative (Note 6(f))               881,820         18,628        287,744
  Stock-based compensation                                    1,955,651           --           81,836
-----------------------------------------------------------------------------------------------------

Total Expenses                                                5,031,300        102,650        666,872
-----------------------------------------------------------------------------------------------------

Loss from Continuing Operations                              (5,031,300)      (102,650)      (666,872)

Loss from Discontinued Operations                            (5,252,281)          --             --
-----------------------------------------------------------------------------------------------------

Net Loss                                                    (10,283,581)      (102,650)      (666,872)
=====================================================================================================

Net Loss Per Share - Basic and Diluted                                           (0.03)         (0.13)
=====================================================================================================

Weighted Average Shares Outstanding                                          3,050,000      5,342,000
=====================================================================================================


    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)



                                                          Accumulated from
                                                          November 1, 1985
                                                        (Date of Inception)       For the years ended
                                                          to December 31,             December 31,
                                                               2004               2004           2003
                                                                 $                  $              $
Cash Flows from Operating Activities

Net loss                                                        (10,283,581)      (102,650)      (666,872)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation                                                          9,351          3,069          3,449
Discontinued operations                                             468,835           --             --
Donated management services                                         126,000           --          123,000
Impairment loss on intangible asset                                   5,000           --            5,000
Loss on disposal of property and equipment                            7,866          7,866           --
Option agreement written-off                                         15,000           --             --
Shares issued for mining claims                                      20,000           --           20,000
Stock-based compensation                                          5,873,545           --           81,836

Changes in operating assets and liabilities

Prepaid expenses                                                       --            2,636         (2,636)
Accounts payable and accrued liabilities                            886,165         49,741         71,767
---------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                            (2,871,819)       (39,338)      (364,456)
---------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities

  Proceeds on disposal of property and equipment                      9,000          9,000           --
  Purchase of property and equipment                                (28,220)          --          (28,220)
---------------------------------------------------------------------------------------------------------

Net Cash Used in (From) Investing Activities                        (19,220)         9,000        (28,220)
---------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Advances from (repayment to) related party                           25,900         (1,014)           (86)
  Proceeds from shares issued                                     2,867,472           --          423,450
---------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                                2,893,372         (1,014)       423,364
---------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           2,333        (31,352)        30,688

Cash - Beginning of Period                                             --           33,685          2,997
---------------------------------------------------------------------------------------------------------

Cash - End of Period                                                  2,333          2,333         33,685
=========================================================================================================
Non-cash Investing and Financing Activities

Extinguishment of debt                                              862,520           --           18,500
Shares issued for services rendered                               3,997,374           --           79,480
Shares issued pursuant to asset acquisitions                        486,668           --            5,000
Shares issued for mining claims                                      20,000           --           20,000
=========================================================================================================
Supplemental Disclosures

Interest paid                                                         2,785           --             --
Income tax paid                                                        --             --             --
=========================================================================================================


    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(expressed in U.S. dollars)


                                                                             Additional
                                                       Common Stock            Paid-in       Donated     Accumulated
                                                  Shares         Amount        Capital       Capital       Deficit         Total
                                                    #              $              $             $             $              $
Balance at December 31, 2002                     2,392,133            392      9,468,077         3,000    (9,514,059)       (42,590)
Issuance of common stock for cash                  240,140            240        313,210          --            --          313,450
Issuance of common stock for services               59,250             59         79,420          --            --           79,479
Issuance of common stock for mining claims         500,000            500          4,500          --            --            5,000
Issuance of common stock for technology
  rights                                         2,000,000          2,000         18,000          --            --           20,000
Proceeds received for shares issued in prior
  years                                               --            2,000         18,000          --            --           20,000
Exercise of options                                150,000            150         89,850          --            --           90,000
Extinguishment of debt                                --             --           18,500          --            --           18,500
Stock-based compensation                              --             --            2,356          --            --            2,356
Donated services                                      --             --             --         123,000          --          123,000
Net loss for the year                                 --             --             --            --        (666,872)      (666,872)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                     5,341,523          5,342     10,011,913       126,000   (10,180,931)       (37,676)
Cancellation of common stock for mining
  claims (Note 6)                                 (500,000)          (500)           500          --            --             --
Cancellation of common stock for technology
  rights (Note 5)                               (2,000,000)        (2,000)         2,000          --            --             --
Net loss for the year                                 --             --             --            --        (102,650)      (102,650)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                     2,841,523          2,842     10,014,413       126,000   (10,283,581)      (140,326)
===================================================================================================================================





    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)



1.   Nature of Operations and Continuance of Business

     Xerion EcoSolutions Group Inc. (the "Company"), was initially incorporated as Gemini Ventures, Inc. on November 1, 1985 under the laws of the State of Colorado. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "XECO".

     The Company had entered the business of mine reclamation and environmental remediation which had focused on serving the mining and coal fired power plant industries. Refer to Notes 4 and 5. On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The vendors neglected to deliver this documentation. In February 2004 the Company cancelled the purchase agreements. The cancellation of the purchase agreements resulted in a reimbursement of 2.5 million shares to the Company, which substantially reduced the issued and outstanding shares of the Company.

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

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company had a working capital deficit of $145,162 as at December 31, 2004 and has an accumulated deficit of $10,283,581 since its inception. The Company has ongoing overhead expenses and will require significant capital to execute its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations.


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

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of  Significant  Accounting  Policies  (continued)

     d)   Property and Equipment

          Property and equipment consists of laboratory and computer equipment recorded at cost and depreciated on a straight-line basis over the estimated useful life of three years.

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

     n)   Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


3.   Property and Equipment
                                                          2004          2003
                                        Accumulated       Net Book      Net Book
                             Cost       Depreciation      Value         Value
                             $          $                 $             $

     Computer equipment      9,207      4,578             4,629         7,905
     Laboratory equipment     --         --                --          16,866
     ---------------------------------------------------------------------------
                             9,207      4,578             4,629        24,771
     ===========================================================================



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


6.   Related Party Transactions

     a) The Company accrued $60,000 (2003 - $60,000) to the President of the Company for management services rendered.

     b) Included in accounts payable is a balance of $120,000 (2003 - $61,470) payable to the President of the Company.

     c) The amount of $Nil (2003 - $1,014) due to the President of the Company is non-interest bearing, unsecured and due on demand.

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




7. Common Stock (continued)

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



7.   Common Stock (continued)

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
     ===========================================================================

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)




8.   Income Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has tax losses of $380,097, $382,136 and $36,512 to offset future years taxable income expiring in 2022, 2023 and 2024 respectively.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                            2004         2003
                                                              $            $

     Net Operating Loss                                     36,512      382,136
     Statutory Tax Rate                                         34%          34%
     Effective Tax Rate                                       --           --
     Deferred Tax Asset                                     12,414      129,926
     Valuation Allowance                                   (12,414)    (129,926)
     --------------------------------------------------------------------------
     Net Deferred Tax Asset                                   --           --
     ==========================================================================

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in nor disagreements with accountants during the year 2004 Manning Elliott, Chartered Accountants continues to serve as the Company's auditors.

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


ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current officers and directors of Registrant are as follows:

Name                             Position
--------                         -----------
Ben Traub                        President, Chief Executive Officer and Director
Robert Skanes                    Secretary, Chief Financial Officer and Director
Warren C. Gacsi                  Director

As of December 20, 2003, Richard Hewlett, Chief Scientific Officer; Ryan Jones, Vice President of Operations, and Byron Knelson, Vice President of Corporate Development were all relieved of their duties as officers of the Company.

Mr. Bruce Deildal served as President, Chief Executive Officer and Director of the Company until October, 2002 the date of Ben Traub's appointment.

The issuer does not have a financial expert serving on its audit committee at this time, however, it has made arrangements for such an expert to serve on the committee as soon as revenues are imminent.

ITEM 10 - EXECUTIVE COMPENSATION

Mr. Traub earned $5,000 per month, which has not been paid to him.

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

                                  Number of
                                  Shares
Name                              owned              Class         Percent
------------                      ---------        ---------       -------

Ben Traub                         1,336,800         Common            47%
Officer and Director

Warren C. Gacsi
Director                              5,336         Common           0.01%

            Group Total:          1,342,136

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 13 - EXHIBITS AND REPORTS ON FROM 8-K

(DOCUMENTS INCORPORATED BY REFERENCE)

(a) Reports on Form 8-K:

NONE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                      2004     2003
                     ------   ------

Audit Fees           $8,950   $7,900
Audit-Related Fees     --       --
Tax Fees               --       --
All Other Fees         --       --


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


By Ben Traub

 /s/ "Ben Traub"
----------------------
Ben Traub, President
Dated: April 14, 2005


By  Robert Skanes


 /s/ "Robert Skanes"
----------------------
Robert Skanes, Secretary
Dated: April 14, 2005