Form 10QSB
period 2005-03-31
XERION ECOSOLUTIONS GROUP INC
filed 2005-05-23
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

  (Mark one)
      X          QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
--------------   EXCHANGE ACT OF 1934
(Fee required)

                  For the quarterly period ended March 31, 2005
                                       or

                  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934


          For the tranition period from ______________ to _____________

                         Commission Fie Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.


       Colorado                                                 84-1286065
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                           (Issuer's telephone number)

                     ---------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2005 2,841,523 shares.

The SEC maintains an Internet site that contains reports,  proxy and information
statements,   and  other  information   regarding  filings  of  the  Company  at
http://www.sec.gov.


Transitional Small Business Disclosure Format (check one): YES NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE

PART 1 - FINANCIAL INFORMATION

1. Financial Statements                                                        1

2. Management's Discussion and Analysis or Plan of Operation                   8

3. Controls and Procedures                                                     9

PART 2 - OTHER INFORMATION

1. Legal Proceedings                                                           9

2. Changes In Securities                                                      10

3. Defaults Upon Senior Securities                                            10

4. Submission of Matters to a Vote of Security                                10

5. Other Information 11

6. Exhibits and Reports on Form 8-K                                           10

Signatures                                                                    10


PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. Dollars)


                                                                               As at           As at
                                                                             March 31,     December 31,
                                                                               2005             2004
                                                                                $                $
                                                                           (unaudited)       (audited)
ASSETS

Current Assets

Cash                                                                                742           2,333
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                                742           2,333

Property and Equipment (Note 3)                                                   4,118           4,836
-------------------------------------------------------------------------------------------------------
Total Assets                                                                      4,860           7,169
=======================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 4(b))                                                    157,466         142,553
Accrued liabilities                                                               6,500           4,942
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                               163,966         147,495
-------------------------------------------------------------------------------------------------------


Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value; none issued           --              --

Common Stock, 300,000,000 shares authorized, $0.001 par value
2,841,523 shares issued and outstanding                                           2,842           2,842

Additional Paid-in Capital                                                   10,014,413      10,014,413

Donated Capital                                                                 126,000         126,000

Deficit Accumulated During the Development Stage                            (10,302,361)    (10,283,581)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                    (159,106)       (140,326)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                       4,860           7,169
=======================================================================================================



    (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                             Accumulated from            For the
                                             November 1, 1985         Three Months
                                           (Date of Inception)            Ended
                                             to December 31,            March 31,
                                                   2004           2005            2004
                                                     $              $               $


Revenue                                               --             --             --
----------------------------------------------------------------------------------------


Expenses

  Depreciation                                      10,069            718            807
  Impairment loss on intangible asset               20,000           --             --
  Loss on disposal of property and equipment         7,866           --            7,866
  Management services  (Note 4(a))               1,024,000         15,000         15,000
  Mining exploration                                54,379           --             --
  Professional fees                              1,095,755          2,522          4,658
  Selling, general and administrative              882,360            540          9,138
  Stock-based compensation                       1,955,651           --             --
----------------------------------------------------------------------------------------

Total Expenses                                   5,050,080         18,780         37,469
----------------------------------------------------------------------------------------

Loss from Continuing Operations                 (5,050,080)       (18,780)       (37,469)
----------------------------------------------------------------------------------------
Loss from Discontinued Operations               (5,252,281)          --             --
----------------------------------------------------------------------------------------

Net Loss                                       (10,302,361)       (18,780)       (37,469)
========================================================================================


Net Loss Per Share - Basic and Diluted                              (0.01)         (0.01)
========================================================================================


Weighted Average Shares Outstanding                             2,841,000      2,841,000
========================================================================================




    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)


                                                           For the Three Months
                                                                   Ended
                                                                 March 31,
                                                             2005       2004
                                                               $          $
Cash Flows to Operating Activities

Net loss                                                   (18,780)   (37,469)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                                   718        807
Loss on disposal of property and equipment                    --        7,866

Changes in operating assets and liabilities:
Accounts receivable                                           --       (9,000)
Prepaid expenses                                              --          451
Accounts payable and accrued liabilities                    16,471        586
-----------------------------------------------------------------------------

Net Cash Used in Operating Activities                       (1,591)   (36,759)
-----------------------------------------------------------------------------

Cash Flows from Investing Activities

Proceeds from disposal of property and equipment              --        9,000
-----------------------------------------------------------------------------
Net Cash Provided By Investing Activities                     --        9,000
-----------------------------------------------------------------------------

Cash Flows from (to) Financing Activities

Repayment of related party loan                               --       (1,014)
-----------------------------------------------------------------------------

Net Cash Provided By (Used in) Financing Activities           --       (1,014)
-----------------------------------------------------------------------------

Decrease in Cash                                            (1,591)   (28,774)

Cash - Beginning of Period                                   2,333     33,685
-----------------------------------------------------------------------------

Cash - End of Period                                           742      4,911
=============================================================================

Non-cash Financing and Investing Activities                   --         --
=============================================================================
Supplemental Disclosures

Interest paid                                                 --         --
Income tax paid                                               --         --
=============================================================================


    (The accompanying notes are an integral part of the financial statements)

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)



1.   Nature of Operations and Continuance of Business

     Xerion EcoSolutions Group Inc. (the "Company") was incorporated on November 1, 1985 under the laws of the State of Colorado. The shares of the Company currently trade on the Over the Counter Bulletin Board under the ticker symbol "XECO".

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

     The Company had been working with a specialist consultant in the field of hydrometallurgy. This work included a potential research project focused of developing a viable alternative to cyanide for the gold mining industry. The consultant has identified specific chemical conditions in the application of certain non-toxic reagents that could lead to a significant breakthrough in the development of a replacement for cyanide. The prospects of developing and bringing to market a technology of this magnitude may exceed the Company's ability and management is evaluating the possibility of merging with another, more established company with existing operations and cash flow.

     These financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. As at March 31, 2005, the Company has a working capital deficit of $163,224 (December 31, 2004 - $145,162) and has an accumulated deficit of $10,302,361 since its inception. The Company has ongoing overhead expenses and will require significant capital to execute its business plan. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits. Until these funding sources materialize the controlling shareholders intend to continue the funding of necessary expenses to sustain operations.


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

     d)   Property and Equipment

          Property and equipment consists of computer equipment recorded at cost and depreciated on a straight-line basis over the estimated useful life of three years.

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

     f)   Financial Instruments

          Financial instruments which include cash, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     g)   Mineral Property Costs

          The Company has been engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

     l)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     n)   Reclassifications

          Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

     o)   Interim Financial Statements

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


3.   Property and Equipment

                                                    March 31,   December 31,
                                                       2005         2004
                                                    Net Book      Net Book
                                     Accumulated      Value        Value
                             Cost    Depreciation       $            $
                              $           $        (unaudited)   (audited)


     Computer equipment       9,207       5,089         4,118        4,836
     =======================================================================



4.   Related Party Transactions

     a) The Company accrued $15,000 during the three months ended March 31, 2005 (2004 - $15,000) to the President of the Company for management services rendered.

     b) Included in accounts payable is a balance of $135,000 (December 31, 2004 - $120,000) payable to the President of the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements. The cancellation of the purchase results in a reimbursement of 2.5 million shares to the company, which substantially reduced the issued and outstanding shares of the Company.

For over a year the Company has been working with Dr. David Dreisinger (1), a specialist consultant in the field of hydrometallurgy. This work has included a research project focused on developing a viable alternative to cyanide for the gold mining industry. As a result of this consulting project, Dr. Dreisinger has identified certain chemical conditions in the application of certain non-toxic reagents that he believes could lead to a significant breakthrough in the developmentof a replacement for cyanide.

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

The prospect of developing and bringing to market a technology of this magnitude may exceed the company's current ability. Management is evaluating the possibility of merging with another, more established company with existing operations and cash flow.

Results of Operations for the Three Months Ended March 31, 2005
---------------------------------------------------------------

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues in the near future.


The Company incurred a net loss of $18,700 compared to $37,469 in the comparable quarter of 2004. The decrease was due to the fact the Company has had limited funds to incur business development expenses.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash decreased to $742 at March 31, 2005 from $2,333 at December 31, 2004. As at March 31, 2005, the Company has a working capital deficit of $163,224 as compared to $145,162 at December 31, 2004.

Future expenses will be either be financed by the President of the Company or in the form of private placements

The Company believes its current available cash position and access to capital is sufficient to meet its cash needs on a short-term basis. The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, and
(ii) loans from significant shareholders.


Item 3 - Controls and Procedures
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.


PART 2 - OTHER INFORMATION
--------------------------

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

The current Management learned in late 2002 that the Company is in dispute over its purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and are looking to recoup $97,508.58 plus associated costs, through litigation, due to their losses, however, the title of the bus was never transferred to the Company and the Company was looking to recoup some $15,000 in payments made towards the purchase. The Company is now relying on former directors of the Company dba North American Resorts Inc. as well as the estate of the Company's former attorney to cover any associated costs that might arise from this matter. These parties have signed a Hold Harmless Agreement indemnifying the Company from any costs arising from previously undisclosed liabilities. An attorney representing the former management informed the Company that they had worked out a potential alternative settlement with the Claimants that would absolve the Company of any liability. That attorney is waiting for his legal fees to be paid to complete these transactions and advised the Company in 2002 that a payment of $10,000 would clear the matter within thirty days. The Company has made no payments and no invoice for payment or demand to pay has been received by the Company and in the event that this occurs the Company will be pursuing former Directors for payment in this matter. If this situation escalates and the Company cannot collect from its indemnifiers, the Company may have to pay any money that becomes due.

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

None

Item 5 - Other Information
--------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

Reports on Form 8-K
-------------------

None



SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2005

Xerion EcoSolutions Group Inc.


 /s/ Ben Traub
------------------------------------
Ben Traub, President, Chief Executive Officer and Director



 /s/ Robert Skanes
------------------------------------
Robert Skanes, Chief Financial Officer, Secretary and Director