Form 10QSB
period 2005-06-30
XERION ECOSOLUTIONS GROUP INC
filed 2005-08-16
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

   X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-------  ACT OF 1934

(Fee required)
                  For the quarterly period ended June 30, 2005
                                       or

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

                         Suite 905, 102-4369 Main Street
                           Whistler, BC Canada V0N 1B4
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 902 0178
                           (Issuer's telephone number)
                -------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2005 2,841,523 shares.

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

PART 2 - OTHER INFORMATION

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


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                         Xerion EcoSolutions Group Inc.
                         (A Development Stage Company)
                                 Balance Sheets
                          (expressed in U.S. Dollars)

                                                                  As at           As at
                                                                 June 30,      December 31,
                                                                   2005           2004
                                                                     $              $
                                                                (unaudited)     (audited)
ASSETS

Current Assets

Cash                                                                 11,577          2,333
                                                                -----------    -----------
Total Current Assets                                                 11,577          2,333

Property and Equipment (Note 3)                                       3,367          4,836
------------------------------------------------------------------------------------------
Total Assets                                                         14,944          7,169
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 4(b))                                        178,966        142,553
Accrued liabilities                                                   1,500          4,942
Due to related party (Note 4(c))                                     13,234           --
------------------------------------------------------------------------------------------
Total Liabilities                                                   193,700        147,495
------------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                            --             --

Common Stock, 300,000,000 shares authorized, $0.001 par value
2,841,523 shares issued and outstanding                               2,842          2,842

Additional Paid-in Capital                                       10,014,413     10,014,413

Donated Capital                                                     126,000        126,000

Deficit Accumulated During the Development Stage                (10,322,011)   (10,283,581)
------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                        (178,756)      (140,326)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          14,944          7,169
==========================================================================================



(The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                               Accumulated from          For the                       For the
                                               November 1, 1985        Three Months                  Six Months
                                             (Date of Inception)          Ended                         Ended
                                                 to June 30,             June 30,                      June 30,
                                                     2005           2005           2004           2005           2004
                                                       $              $              $              $              $

Revenue                                                 --             --             --             --             --
------------------------------------------------------------------------------------------------------------------------

Expenses

  Depreciation                                        10,820            752            810          1,469          1,617
  General and administrative (1) (Note 4(a))       3,021,014         18,898         20,543         36,961         57,205
  Impairment loss on intangible asset                 20,000           --             --             --             --
  Loss on disposal of property and equipment           7,866           --             --             --             --
  Mining exploration                                  54,379           --             --             --             --
  Stock-based compensation                         1,955,651           --             --             --             --
------------------------------------------------------------------------------------------------------------------------

Total Expenses                                     5,069,730         19,650         21,353         38,430         58,822
------------------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations                   (5,069,730)       (19,650)       (21,353)       (38,430)       (58,822)

Loss from Discontinued Operations                 (5,252,281)          --             --             --             --
------------------------------------------------------------------------------------------------------------------------

Net Loss                                         (10,322,011)       (19,650)       (21,353)       (38,430)       (58,822)
========================================================================================================================

Net Loss Per Share - Basic and Diluted                                (0.01)         (0.01)         (0.01)         (0.01)
========================================================================================================================


Weighted Average Shares Outstanding                               2,841,000      2,841,000      2,841,000      2,841,000
========================================================================================================================

(1) Stock-based compensation is excluded from:

    General and administrative                     1,955,651           --             --             --             --
========================================================================================================================






   (The accompanying notes are an integral part of the financial statements)


Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                                              For the Six Months
                                                                                    Ended
                                                                                   June 30,
                                                                                2005      2004
                                                                                 $          $
Cash Flows to Operating Activities

Net loss                                                                      (38,430)   (58,822)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                                                    1,469      1,617
Loss on disposal of property and equipment                                       --        7,866

Changes in operating assets and liabilities:
Prepaid expenses                                                                 --          903
Accounts payable and accrued liabilities                                       32,971     12,476
------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                          (3,990)   (35,960)
------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities

Proceeds from sale of property, plant and equipment
Purchase of mining claims                                                        --        9,000
------------------------------------------------------------------------------------------------

Net Cash Provided By Investing Activities                                        --        9,000
------------------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities

 Advances from a related party                                                 13,234       --
 Repayments to a related party                                                   --       (1,015)
------------------------------------------------------------------------------------------------

Net Cash Provided By (Used in) Financing Activities                            13,234     (1,015)
------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                     9,244    (27,975)

Cash - Beginning of Period                                                      2,333     33,685
------------------------------------------------------------------------------------------------

Cash - End of Period                                                           11,577      5,710
================================================================================================

Non-cash Financing and Investing Activities                                      --         --
================================================================================================

Supplemental Disclosures

Interest paid                                                                    --         --
Income tax paid                                                                  --         --
================================================================================================




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

     The Company is a development stage company as defined by Statement of Financial Accountings Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products and/or services. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at June 30, 2005, the Company has a working capital deficit of $182,123 (December 31, 2004 - $145,162) and has an accumulated deficit of $10,322,011 since its inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then generate significant revenue. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

     e)   Long-lived Assets

          In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)



2.   Summary of Significant Accounting Policies (continued)

     f)   Financial Instruments

          The carrying value of cash, accounts payable and accrued liabilities and due to related party approximate fair value due to the immediate or short-term maturity of these financial instruments.

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

     h)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

     l)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Xerion EcoSolutions Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. Dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

     m)   Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

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


3.   Property and Equipment

                                                      June 30,     December 31,
                                                        2005           2004
                                                      Net Book       Net Book
                                       Accumulated      Value         Value
                            Cost      Depreciation        $             $
                              $             $        (unaudited)    (audited)

     Computer equipment        9,207         5,840         3,367         4,836
                         -----------------------------------------------------



4.   Related Party Transactions

     a) The Company accrued $30,000 during the six months ended June 30, 2005 (2004 - $30,000) to the President of the Company for management services rendered.

     b) Included in accounts payable is a balance of $150,000 (December 31, 2004 - $120,000) payable to the President of the Company.

     c) The amount of $13,234 (December 31, 2004 - $Nil) due to the President of the Company for cash advances and expenses paid on behalf of the Company is without interest, unsecured and due on demand.




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

The prospect of developing and bringing to market a technology of this magnitude exceeds the Company's current ability. Management is evaluating the possibility of merging with another, more established company with existing operations and cash flow.

Results of Operations for the Six Months Ended June 30, 2005
------------------------------------------------------------

Revenues. The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues in the near future.

The Company incurred a net loss of $38,430 compared to $58,822 in the equivalent period of 2004.


Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of equity. Our cash increased to $11,577 at June 30, 2005 from $742 at March 31, 2005 as the President of the Company advanced $13,234 to the Company during the past quarter. As at June 30, 2005, the Company has a working capital deficit of $182,123 as compared to $163,224 at March 31, 2005.


Future expenses will either be financed by the President of the Company or in the form of private placements.


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

The current Management learned in late 2002 that the Company was in legal dispute over the purchase of a shuttle bus in 1998. The owners of the bus lost the vehicle in bankruptcy and were looking to recoup $97,508.58 plus associated costs through litigation. As per an existing indemnification agreement, Former Directors of the Company hired a law firm to represent the company and the case was settled with a negotiated judgment being awarded against a company not associated with Xerion. Xerion has no liabilities in this matter.

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

Reports on Form 8-K
-------------------

None



SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2005

Xerion EcoSolutions Group Inc.


/s/ Ben Traub
------------------------------------
Ben Traub, President, Chief Executive Officer and Director



/s/ Robert Skanes
------------------------------------
Robert Skanes, Chief Financial Officer, Secretary and Director