Form 10QSB
period 2005-09-30
XERION ECOSOLUTIONS GROUP INC
filed 2005-11-17
CIK 1000686

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                         Commission File Number: 0-26760


                         XERION ECOSOLUTIONS GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                        84-1286065
-------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)


                        Suites A-C 20/F Neich Tower, 128
                       Gloucester Road, WanChai, Hong Kong
                         The People's Republic of China
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (626) 457-5958
                -------------------------------------------------
                (Issuer's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 227,321,840 shares of common stock as of November 15, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         XERION ECOSOLUTIONS GROUP, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Balance Sheet as of September 30, 2005 (unaudited).................. 2

           Condensed Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited).......................... 3

           Condensed Statements of Cash Flows for nine months ended
           September 30, 2005 and 2004 (unaudited)....................................... 4

           Notes to Condensed Financial Statements....................................... 5

Item 2.  Management's Discussion and Analysis or Plan of Operations...................... 7

Item 3.  Controls and Procedures.........................................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................10

Item 3.  Defaults upon Senior Securities.................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.............................10

Item 5.  Other Information...............................................................10

Item 6.  Exhibits and Reports on Form 8-K................................................10

                  Signatures.............................................................10

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         Xerion EcoSolutions Group Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                           (expressed in U.S. Dollars)

                                                                                 As at
                                                                               Sept 30,
                                                                                 2005
                                                                             ------------
                                                                              (unaudited)
ASSETS

Current Assets

Cash                                                                         $      2,161
                                                                             ------------

Total Current Assets                                                                2,161

Property and Equipment (Note 3)                                                     2,563
                                                                             ------------

Total Assets                                                                        4,724
                                                                             ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

Accounts payable                                                                   37,466
Accrued liabilities                                                                 1,500
Due to related party (Note 4)                                                     163,359
                                                                             ------------

Total Liabilities                                                                 202,325
                                                                             ------------

Stockholders' (Deficit)

Preferred stock, 50,000,000 shares authorized, no par value;
none issued                                                                            --

Common Stock, 300,000,000 shares authorized, $0.001 par value
2,841,523 shares issued and outstanding                                             2,842

Additional Paid-in Capital                                                     10,014,413

Donated Capital                                                                   126,000

Deficit Accumulated During the Development Stage                             $(10,340,856)
                                                                             ------------

Total Stockholders' (Deficit)                                                $   (197,601)
                                                                             ------------

Total Liabilities and Stockholders' (Deficit)                                $      4,724
                                                                             ============

    The accompanying notes are an integral part of the financial statements

                         Xerion EcoSolutions Group Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                           (expressed in U.S. Dollars)

                                   (unaudited)

                                                  Accumulated from
                                                  November 1, 1985             For the                          For the
                                                (Date of Inception)      Three Months Ended                Nine Months Ended
                                                    to Sept 30,              September 30,                    September 30,
                                                       2005             2005             2004             2005             2004
                                                   ------------     ------------     ------------     ------------     ------------
Revenue                                                      --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

Expenses

  Depreciation                                     $     11,625     $        805     $        829     $      2,273     $      2,447
  General and administrative (1)                      3,039,054           18,040           22,309           55,004           78,546
  Impairment loss on intangible asset                    20,000               --               --               --               --
  Loss on disposal of property and equipment              7,866               --               --               --               --
  Mining exploration                                     54,379               --               --               --               --
  Stock-based compensation                            1,955,651               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

Total Expenses                                        5,088,575           18,845           23,138           55,277           80,993
                                                   ------------     ------------     ------------     ------------     ------------

Loss from Continuing Operations                      (5,088,575)         (18,845)         (23,138)         (57,277)         (80,993)

Loss from Discontinued Operations                    (5,252,281)              --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

Net (Loss)                                         $(10,340,856)    $    (18,845)    $    (23,138)    $    (57,277)    $    (80,993)
                                                   ============     ============     ============     ============     ============

Net (Loss) Per Share - Basic and Diluted                     --     $      (0.01)    $      (0.01)    $      (0.02)    $      (0.03)
                                                   ============     ============     ============     ============     ============

Weighted Average Shares Outstanding                          --        2,841,523        2,841,523        2,841,523        2,841,523
                                                   ============     ============     ============     ============     ============

(1) Stock-based compensation is excluded from:
         General and administrative                   1,955,651               --               --               --               --
                                                   ============     ============     ============     ============     ============

    The accompanying notes are an integral part of the financial statements

                         Xerion EcoSolutions Group Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                           (expressed in U.S. Dollars)

                                   (unaudited)

                                                                                        For the Nine Months
                                                                                              Ended
                                                                                           September 30,
                                                                                      2005              2004
                                                                                  ------------      ------------
Cash Flows to Operating Activities

  Net loss                                                                        $    (57,275)     $    (80,973)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                                                         2,273             2,447
    Loss on disposal of property and equipment                                              --             7,866

  Changes in operating assets and liabilities:
    Prepaid expenses                                                                        --             2,636
    Accounts payable and accrued liabilities                                            41,471            28,266
                                                                                  ------------      ------------

Net Cash Used in Operating Activities                                                  (13,531)          (39,758)
                                                                                  ------------      ------------

Cash Flows from Investing Activities

  Sale of mining claims                                                                     --             9,000
                                                                                  ------------      ------------

Net Cash Provided By Investing Activities                                                   --             9,000
                                                                                  ------------      ------------

Cash Flows from (to) Financing Activities

  Advances from a related party                                                         13,359                --
  Repayments to a related party                                                             --            (1,015)
                                                                                  ------------      ------------

Net Cash Provided By (Used in) Financing Activities                                     13,359            (1,015)
                                                                                  ------------      ------------

Increase (Decrease) in Cash                                                               (172)          (31,772)

Cash - Beginning of Period                                                        $      2,333      $     33,685
                                                                                  ------------      ------------

Cash - End of Period                                                              $      2,161      $      1,913
                                                                                  ============      ============

Non-cash Financing and Investing Activities                                                 --                --
                                                                                  ============      ============

Supplemental Disclosures

  Interest paid                                                                             --                --
  Income tax paid                                                                           --                --
                                                                                  ============      ============

    The accompanying notes are an integral part of the financial statements

                         Xerion EcoSolutions Group Inc.
                          (A Development Stage Company)

                   Notes to the Condensed Financial Statements
                           (expressed in U.S. Dollars)

                                   (unaudited)

1.    Nature of Operations and Continuance of Business

Xerion EcoSolutions Group Inc. (the "Company") was incorporated on November 1, 1985 under the laws of the State of Colorado. The shares of the Company currently trade on the Electronic Bulletin Board over-the-counter market (OTC-BB) under the symbol "XECO".

The Company is a development stage company as defined by Statement of Financial Accountings Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products and/or services. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at September 30, 2005, the Company has a working capital deficit of $200,164 (December 31, 2004 - $145,162) and has an accumulated deficit of $10,340,856 since its inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

      f)    Financial Instruments

            The carrying value of cash, accounts payable and accrued liabilities and amounts due to related party approximate fair value due to the immediate or short-term maturity of these financial instruments.

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

      h)    Income Taxes

            Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

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

      l)    Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.    Property and Equipment

                                                                 June 30,       December 31,
                                                                   2005            2004
                                                                 Net Book         Net Book
                                              Accumulated          Value           Value
                                 Cost         Depreciation      (unaudited)      (audited)
                             ------------     ------------     ------------     ------------
Computer equipment           $      9,207     $      6,645     $      2,563     $      4,836

4.    Related Party Transactions

      a) The Company accrued $45,000 during the nine months ended September 30, 2005 (2004 - $45,000) to the President of the Company for management services rendered.

      b) Included in due to related party is a balance of $150,000 (December 31, 2004 - $120,000) payable to the President of the Company.

      c) The amount of $13,359 (December 31, 2004 - $0) due to the President of the Company for cash advances and expenses paid on behalf of the Company is without interest, unsecured and due on demand.

5.    Subsequent Event

The Company entered into a definitive Stock Exchange Agreement (the "Agreement") under which Town House Land Limited ("Town House"), a real estate development company organized in the People's Republic of China; was acquired by the Company in consideration for the issuance of the common stock of the Company representing a 98.75% ownership interest in the Company to the former owners of Town House and their designees. The Agreement closed on October 31, 2005. Reference is made to the Form 8-K and Form 8-K/A current reports filed with the U.S. Securities and Exchange Commission during November 2005.

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

General Business Overview

Xerion EcoSolutions Group Inc. (the "Company") was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28,
2003, as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc.

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

On March 17, 2003 the Company purchased 67 mining claims and certain ore and waste processing technologies. In compliance with the purchase agreements, the vendors were obligated to deliver exploration and metallurgical data to support the representations made about the processing technologies and claims. The Vendors neglected to deliver this documentation. Subsequent to December 31, 2003 the Company has canceled the purchase agreements. The cancellation of the purchase resulted in a reimbursement of 2.5 million shares to the Company, which substantially reduced the issued and outstanding shares of the Company.

For over a year the Company had been working with Dr. David Dreisinger, a specialist consultant in the field of hydrometallurgy. This work has included a research project focused on developing a viable alternative to cyanide for the gold mining industry. The Company has discontinued this project.

Results of Operations for the Nine Months Ended September 30, 2005

Revenues. The Company has had no revenues from operations.

The Company incurred a net loss of $55,277 during the nine month period ended September 30, 2005 compared to $80,993 in the equivalent period of 2004, a decrease of 31.8%. The losses for both periods primarily consisted of management fees paid to the president of the Company of $45,000. The remaining expenses consisted of legal and professional fees which had decreased during the current year.

Results of Operations for the Three Months Ended September 30, 2005

The Company had no revenues from operations.

The Company incurred a net loss of $18,845 during the three month period ended September 30, 2005 as compared to $23,138 for an equivalent period in 2004, a decrease of 18.6%. The losses for both periods primarily consisted of management fees paid to the president of the Company at a rate of $5,000 per month.

Liquidity and Capital Resources. The primary source of the Company's cash has been through the sale of its common stock. Our cash decreased to $2,161 at September 30, 2005 from $2,333 at December 31, 2004. The President of the Company advanced $13,234 to the Company during the year which was offset by general and administrative expenditures. As at September 30, 2005, the Company has a working capital deficit of $200,164 as compared to $145,162 at December 31, 2004.

The Company entered into a definitive Stock Exchange Agreement (the "Agreement") under which Town House Land Limited ("Town House") was acquired by the Company in consideration for the issuance of the common stock of the Company representing a 98.75% ownership interest in the Company to the former owners of Town House and their designees. The Agreement closed on October 31, 2005.

Future expenses of the Company are expected to be financed through the operations of Town House and through additional funds raised through equity financings.

Item 3 - Controls and Procedures

The Company's Chief Executive Officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act of 1934) as of the end of period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

                           PART 2 - OTHER INFORMATION

Item 1 - Legal Proceedings

         N/A

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         N/A

Item 3 - Defaults Upon Senior Securities

         N/A

Item 4 - Submission of Matters To a Vote of Security Holders

         N/A

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

31.1     Certification of  Fang Zhong

32.1     Certification of Fang Zhong

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 2005

                                        Xerion EcoSolutions Group Inc.


                                        By: /s/ Fang Zhong
                                            ------------------------------------
                                            Fang Zhong
                                            Chief Executive Officer, President,
                                            Treasurer, and principal financial
                                            And accounting officer