Form 10KSB
period 2005-12-31
XERION ECOSOLUTIONS GROUP INC
filed 2006-04-17
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                         Commission File Number: 0-26760

                         XERION ECOSOLUTIONS GROUP INC.

                  Colorado                                  84-1286065
          ------------------------                        -------------
          (State of incorporation)                        (IRS Employer
                                                            ID Number)

                      1427 West Valley Boulevard, Suite 101
                               Alhambra, CA 91803
                     --------------------------------------
                    (Address of principal executive offices)

                                 (604) 902-0178
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [_] NO [X]

State issuer's revenues for its most recent year: $6,377,239

As of March 31, 2006, there were 227,321,840 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid and ask closing prices of $.54) held by non-affiliates was approximately $11,381,731.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange after the distribution of securities under a plan confirmed by a court. YES [_] NO [_]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: April 14, 2006: 227,321,840 common shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
1. Description of Business                                                     1

2. Description of Property                                                    14

3. Legal Proceedings                                                          14

4. Submission of Matters to a Vote of Shareholders                            14

PART II

5.  Market for Common Equity and Related Stockholder Matters                  15

6.  Management's Discussion and Analysis or Plan of Operation                 16

7.  Financial Statements                                                      20

8.  Changes In and Disagreements with Accountants on Accounting
    and Financial Disclosure                                                  20

8A. Controls and Procedures                                                   21

8B. Other Information                                                         21

PART III

9. Directors, Executive Officers, Promoters and Control Persons;
   Compliance with Section 16(a) of the Exchange Act                          22

10. Executive Compensation                                                    23

11. Security Ownership of Certain Beneficial Owners and Management
    and Related Stockholder Matters                                           24

12. Certain Relationships and Related Transactions                            25

13. Exhibits                                                                  26

14. Principal Accountant Fees and Services                                    27

Signatures                                                                    28

Exhibit Index

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Organization

      The principal business operations of Xerion EcoSolutions Group, Inc. (the "Company") is real estate development. Its operations are conducted by and through its wholly-owned subsidiaries Town House Land Limited, a Hong Kong company ("Town House"), and its subsidiaries:

      1. Town House Land Limited ("Town House Limited"), a limited liability company formed in the Hong King special administrative region.

      1. Wuhan Town House Land Limited, formerly called Wuhan Pacific Real Estate Development Company Limited ("Wuhan Town House") that is located in Hong Kong in The People's Republic of China (the "China");

      2.    Town House (Miami) Corporation, a Florida corporation; and

      3.    Town House Land (USA) Inc., a California corporation.

            The corporation organization of the Company is as follows:

                         Xerion EcoSolutions Group, Inc.
                         -------------------------------
                                        | 100%
                                        |
                                        |
                                   Town House
                                   ----------
                                        | 97%
                                        |
                          Wuhan Town House Land Limited
                 --------------------------------------------
                 | 100%                                     | 100%
                 |                                          |
          Town House (Miami)                         Town House Land
            Corporation                             (USA) Corporation

      Town House Limited was incorporated as a private limited company in the Hong Kong special Administrative region on August 13, 2001. It acquired Wuhan Town House on August 15, 2003. .

      Town House Limited owns 97% of Wuhan Town House which was organized in Hubei Province in China as a limited liability company in 1995. Substantially all of the assets and operations of Town House in China are conducted through Wuhan Town House.

      Town House Land (Miami) Corporation is a Florida corporation organized on November 18, 2004.

      Town House Land (USA), Inc. is a California corporation organized on March 4, 2004.

      Wuhan Town House is one of the first privately owned property development companies in Wuhan City in China and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of gross floor area ("GFA"), published by the Wuhan Statistics Bureau and the Development Research Center. It had engaged principally in the development and sale of high quality commercial and private residential properties catering to the middle-class residential property market in Wuhan City and in the City of Yi Chang.

      Its portfolio of properties under development are currently all located in Wuhan City and in the City of Yi Chang, and target different segments within the mass residential property market, including young white color employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market.

      The Company has equity interests in eight property development projects in central China and has obtained land use rights certificates in respect of each of these eight property development projects. Wuhan Town House has not yet obtained land use rights certificates in respect of, but has interest in and plans to develop a further five projects in Wuhan City with an approximate GFA of 252,000 square meters and an aggregate site area of approximately 70,000 square meters.

      Wuhan Town House intends to further solidify its position in Wuhan City, and also plans to expand its focus in the City of Yi Chang. Wuhan Town House intends to pursue quality business opportunities in other fast growing cities in China, if market conditions are appropriate.

Property Development

      Wuhan Pacific is principally engaged in the design and construction of luxury apartment buildings and mixed use buildings in the City of Wuhan and in the City of Yi Chang in China. The apartments are primarily held for sale to middle income to upper level income customers. Certain properties developed by Wuhan Pacific are mixed-use properties that also include retail and commercial floors on the lower levels of the buildings.

Information Concerning Wuhan City

      Wuhan City, located in inland China, has played an important role of connecting the east with the west, the south with the north in China. Wuhan City, with an urban population of approximately 8 million, ranks as the sixth city among the top 25 cities in China with favorable development potential. In 2001, the GDP of the city reached 134.8 billion Yuan (US$0.12 per one Yuan), or 12% higher than 2000; and the annual income of citizens of Wuhan City was 7,304 Yuan, or an increase of 8% over 2000.

      Located at the middle reaches of the Yangtze River, Wuhan is a thoroughfare to nine provinces in China. The Beijing-Guangzhou Railway and the Yangtze River intersect in Wuhan City. The Beijing-Kowloon Railway and Wuhan-Guangzhou Railway also connect in the city. The Beijing-Zhuhai and Shanghai-Chengdu super highway also cross at Wuhan City. In addition, a high-speed railway along the Yangtze River is in the process of being constructed. These high-speed road, railway and river transportation methods make Wuhan a transportation hub.

      Wuhan is the largest logistics and commercial enter in inland China. Commodities can easily be transported to 5 provinces around Wuhan, such as Hunan, Jiangxi, Anhui, Henan and Sichuan, which have a combined population of nearly 400 million. There are presently more than 10,000 commercial organizations, 105,000 business branches, and 8 department stores in Wuhan City.

      As an important industrial base in China, Wuhan City has a very solid foundation in either high-tech industry or traditional manufacturing. Along the 88 kilometer ring of the city, a series of industrial zones have been established, such as China Optical Valley, Sino-Citroen Automobile City, Taiwan Business Zone and Yangluo Development Zone. With 33 different sectors and more than 30,000 industrial enterprises, Wuhan City has businesses encompassing all industries, including iron and steel, automobile, machinery, petrochemical, optical telecom, Chinese and western medicine, biology engineering, textile, garment, food industry, etc.

      Wuhan City is a technology research and education center, with its research and education capacity ranked third in the country, behind Beijing and Shanghai. There are 35 universities in the city, serving approximately 300,000 students. There are 736 science research institutes and 10 national labs in Wuhan City.

      In recent years, Wuhan Municipal Government has focused on policies favoring an open business environment and environmental renovation, and the investment environment of Wuhan City has been continuously improved. A series of important infrastructure projects have been finished, such as Wuhan International Airport, Airport Super Highway, No. 1 Yangtze River Bridge, No. 3 Yangtze River Bridge, an extensive telephone system, a water plant, a power plant and a waste water treatment plant.

Market

      The principal market of Town House for its real estate development activities has been in the City of Wuhan and in the City of Yi Chang in China.

      The City of Wuhan is an ancient city and is the capital of Hubei Province in central China. Wuhan is the sixth largest city in China with a population of approximately 8,000,000. Wuhan is an important transportation center on the Jianhan Plain, sitting at the confluence of the Yangtze River, the Hanjiang River, and its longest branch - the Hansui River. The City of Wuhan is comprised of three cities: Hanyang, Wuchang and Hankou.

      Because of the significant economic growth and development of central China, the City of Wuhan has experienced increasing demand for luxury residential properties and for retail and commercial space. The concept of mixed use buildings with retail and commercial space on the street level and the lowest floors with luxury apartment units on the higher floors has become increasingly popular in China. As a result, recent building activity of Town House has been designed with the mixed use concept as principal objective.

      Town House is in competition with other real estate development companies in the City of Wuhan, some of which are larger and have greater financial resources than Town House.

Project Financing

      The real estate projects of Wuhan Pacific have been financed primarily by secured bank loans and by loans from Mr. Fang Zhong, the largest stockholder, a director, Chief Executive Officer and President of Town House.

Property Development Activities in China

      General. During the three year period ended December 31, 2005, Wuhan Pacific has designed, constructed and developed the following residential apartment and retail/commercial properties in the City of Wuhan in China:

      Name                       Property Type

      1. Gutian Apartments       Residential apartments

      2. Garden of Eden
            Apartments           Residential apartments

      3. General Gardens
            Phase I              Residential apartments
            Phase II             Residential apartments

      4. Diamond Mansion
            Phase I              Residential apartments
                                 Retail and commercial

      5. Pacific Shopping Mall   Commercial

      6. Town House Plaza Residential apartments

      1. Gutian Apartments. The Gutian Apartments consists of 112 apartment units ranging from 1,435 square feet to 2,037 square feet. The Gutian Apartments are located close to a retail and commercial area in the City of Wuhan

      2. The Garden of Eden. The Garden of Eden apartment complex is composed of three apartment buildings that have 138 apartment units ranging from 1,245 square feet to 2,408 square feet. The Garden of Eden has a European style, and is conveniently located near a retail and commercial area also located in the City of Wuhan.

      3. General Gardens - Phase I. The General Gardens-Phase I consists of buildings that have 936 apartment units ranging from 514 square feet to 1,170 square feet. General Gardens - Phase II. The

      General Gardens - Phase II is composed of apartment buildings that have 667 apartment units ranging from 595 square feet to 1,887 square feet.

      4. Diamond Mansion - Phase I. The Diamond Mansion - Phase I is an 18 story building located on a significant retail and commercial thoroughfare which is blocked from vehicle traffic. The first five floors have been sold for retail and commercial operations. The sixth through seventeenth floors are comprised of residential apartments, of which approximately 66% have been sold. The basement and the 18th floor is presently used for storage but are held for sale.

As of December 31, 2005, the Company was in the process of developing two additional projects.

      1. YiChang Town House Plaza - This project is located in the outer urban part of Wuhan City and will consist of 22 floors of combined residential and commercial units. The Company began pre selling (obtaining sales contracts and deposits) on this project in September of 2005. Pre sales are not recognized as income until such time as title has passed to the buyer.

      2. Jing Qi Project - This project is also located in the City of Wuhan. Construction on this project has been halted until such time as the government completes anticipated road construction near the project.

Sales of Apartment Units and Commercial Units

                                                                2005          2004
                                   Total         Total         Units         Units
                                  Units (1)     Units (2)      Sold (3)      Sold (4)
                                 ----------    ----------    ----------    ----------
General Garden 1                        937           937             0             0
General Garden 2                        667           666             1             1
Garden of Eden                          138           138             0             0
Diamond Mansion (7/F-17/F)               87            86             1             1
Diamond Mansion (1/F- 5/F)              238           114           124           124
Diamond Mansion Phase 2                 195           189             6            10
Gutian Apartments                       112            98            14            14
Town House Plaza (Wuhan) (1/F)            4             2             2            --
Town House Plaza (Wuhan) (2/F)           16             7             9            --
Town House Plaza (Wuhan)                190           186             4            --
(3/F-21/F)
                                 ----------    ----------    ----------    ----------
     Total                            2,584         2,423           161           150
                                 ==========    ==========    ==========    ==========

(1) Total Units represent the number of residential and commercial units in the project.

(2) Total units sold represents the total number of units sold in the project through December 31, 2005.

(3) Represents the number of units sold during the fiscal year ended December 31, 2005.

(4) Represents the number of units sold during the fiscal year ended December 31, 2004.

Ownership of Land in China

      There is no private ownership of land in China, and all land ownership is held by the government of China, its agencies and collectives.

      However, land use rights can be obtained from the government for periods ranging from 40 to 70 years, and are typically renewable. Land use rights can be transferred and these transfers account for most of the business activity in the primary real estate market in China upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fees.

      Properties may under certain circumstances be sold in advance of the completion of the actual full development of a property. Apartments can be purchased by customers by payment-in-full, payment by installment, or payment by mortgaged property loans.

      United States Operations. During the fiscal 2005, the Company incorporated Town House Land (Miami) Corporation, a Florida corporation as a wholly-owned subsidiary to acquire undeveloped land for the purpose of real estate developments of residential homes in Nevada and California ("Town House Miami").

      Town House Miami acquired undeveloped land comprised of 1.55 acres at 5825
W. Desert Inn Road in Las Vegas, Nevada, for a total consideration of $1,156,348 on March 7, 2005, for residential development.

      Town House Miami also acquired undeveloped land in Chino Hills, California, for a total consideration of $2,007,111 on April 6, 2005.

      During fiscal 2005, the Company also incorporated Town House Land (USA) Inc. in the State of California to acquire undeveloped land for a residential development in the City of Fontana, California, which it acquired for a total consideration of $1,603,844.

      The United States real estate development projects are in the planning and design stage, and no development contracts have been completed.

Government Regulation

      The Company's projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. It must obtain and keep current various licenses, permits and regulatory approvals for its development projects. It believes that its is in compliance with all laws, rules and regulations applicable to its projects and that such laws, rules and regulations do not currently have a material impact on its operations. Due to the increasing levels of development in the areas of China where it currently operates, it is possible that new laws, rules and/or regulations may be adopted that could affect it's projects or proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on its projected growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

Employees

      As of December 31, 2005, the Company and its subsidiaries had approximately 150 employees. No employee group is covered under a collective bargaining agreement. The Company believes its relationship with their employees is good.

Legal Proceedings

      The Company and its subsidiaries are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceedings.

Risk Factors

      The business of the Company is subject to a number of risk factors, described below.

Change in Political and Economic Conditions

      Since the Company's main country of business operations is China, Town House's business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

      China's government started implementing its economic reform policy in 1978, which has enabled China economy to gradually transform from a "planned economy" to a "socialist market economy." In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of China economy is that non-state owned enterprises such as private enterprises play an increasingly important role in China economy and the degree of direct control by China government over the economy is gradually declining.

      China government has been taking macro-economic austerity measures to suppress inflation and curb the pace of economic growth since July 1993. These measures include raising interest rates, tightening credit supply, delaying implementation of certain reform policies on pricing, enhancing financial supervision as well as tightening control on the granting of approval for property and infrastructure projects. However, since 1998, there has been deflation in China economy and the current economic policies of China mainly focus on stimulating consumption and expansion of domestic demand.

      While China government has not stopped its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China, may have fundamental changes in China economic reform policies and thus the Company's operations and profits may be adversely affected.

Change in Tax Laws and Regulations in China

      Various tax reform policies have been implemented in China in recent years. Interpretation of certain tax policies is still awaiting guidance from China government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

Changes in China's Legal System

      China's legal system is based on statutory law. Unlike the common law system, statutory law is based on written statutes. Prior court decisions may be cited as persuasive authority but do not have binding effect. Since 1979, China government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, China's legal system is still not as fully developed as those western countries with a common law legal system.

Chinese Real Estate Law

      Over the past five years, the majority of China's urban dwellers have changed their housing situation for apartments provided by their work units at a pittance to housing that they have had to buy and pay to maintain (through homeowner's associations that hire state supervised management companies). There are some estimates that 80% of urban Chinese now own their own home. But China has no legal concept of condominiums and no statute (yet) that defines the rights of these millions of homeowners.

      In 1998, China created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, called the "granted land use right" - is not 100% ownership as we know it in the West. The period of the interest is limited to a fixed term - varying from 40-70 years, depending upon the charter of the right - and the use to which the property must be put is specified as part of the grant. The granted land use right is transferable, mortgageable, leaseable, and usually can be subdivide. Further, it theoretically is renewable, but there will be a fee and since these land ownership rights are new there is no experience yet with renewals. Chinese anti-speculation rules provide that one cannot acquire or hold property just to "ride the market;" the property must be put to productive use within a set time of acquisition of the land use right - usually two years, or face penalties and ultimately forfeiture of the right.

      For the development of a new commercial real estate project, the developer must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listings. The developer then enters into a land use right grant contract with the relevant government authority. The granted land use right can be transferred, leased, or mortgaged. The transferor and transferee must enter into a land use right transfer contract and file the executed contract with the appropriate government bureau, which will then issue a new land use certificate in the name of the transferee. In May 2002, the Ministry of Land and Resources issued a regulation regarding the land use right transfer. Whereas in the past, private parties were able to transfer land use rights by mutual agreement, this practice was prohibited by the new regulation. Under the new scheme, any procurement of land for business purposes can only be effected through bidding, auction and listing on an authorized exchange floor.

      The long term value of Chinese land rights are still quite uncertain, and their rights not the kind of secure investment that would lead a lender, as might happen in American, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. The Chinese deal with this problem by signing "prelease" or "prepurchase" contracts whereby the end user pays all of the consideration before the building is commenced. Effectively, the users finance the seller's construction. Users borrow the money from the banks under arrangements which later will "morph" into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

      Before a presale method can be legally adopted, the developer of the project must have obtained (i) a land use right certificate, (ii) a planning permit for construction use of land, (iii) a planning permit for the construction project, (iv) a certificate of commencement of construction, and
(v) a permit for presale of commercial housing.

Mortgages

      In 1993, the Central Government allowed state-owned banks to provide mortgage facilities to property buyers. In accordance with the banking regulations announced in 1998, loan repayment period was initially for a maximum of 20 years, and extent of the mortgage loan amount was for a maximum of 70 percent of the purchased property price. In 1999, banking regulations were amended to extend the loan repayment period to a maximum of 30 years and the extent of the mortgage loan amount was increased to a maximum of 80 percent of the purchased property price. As further incentives, state-owned banks were allowed to increase the mortgage loan facilities by an additional 15 percent of the approved banking facilities (maximum of 92 percent of the purchased property price). The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the China.

      In accordance with market practice in the China, the Company is required to provide guarantees (during the development phase) to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. In the experience of the Company, such guarantee periods normally last for up to 6 months. If a property buyer defaults under the loan and the Company is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to the Company and, subject to registration, the Company will have full recourse to the property. In line with industry practice, the Company does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and the Company is released from its loan guarantee on the unit.

Wholly-Owned Foreign Enterprises

      A wholly foreign-owned enterprise ("WFOE") is an entity 100 percent owned by a foreign investor or investors. An apparent advantage of a WFOE is that it can enjoy exclusive management control of its business activities and have autonomy in its operation without too much external interference.

      The original WFOE regulations only permitted WFOEs in certain limited sectors and required that the foreign party either provided advanced technology or that at least 50% of the production could be exported. These conditions were relaxed over time as more WFOEs were permitted in increasingly broader sectors of the economy. In accordance with the Wholly Foreign-owned Enterprise Law as amended in 2001 and the Industrial Catalogue Guiding Foreign Investments (2004) (the "2004 Catalogue"), the export requirement is no longer permitted and WFOEs are now much more common, except in certain "restricted" or "prohibited" sectors as provided in the 2004 Catalogue.

      With respect to China's real estate industry, the market has been gradually opened to WFOEs since China's entry into the World Trade Organization. Pursuant to the 2004 Catalogue, WFOEs are permitted to engage in the development, construction and management of ordinary residential houses while they, with limited exceptions, are restricted to participate in the development of high standard real estate projects.

      One of the most important issues covered in the project documentation is the business scope of the WOFE. Business scope is narrowly defined for all businesses in China and the WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Any amendments to the business scope require further application and approval. The Company's business scope, is defined to include general real estate development, sales, leasing and property management.

Changes in Currency Conversion Policies in China

      Renminbi (Yuan) is not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to further enhance the verification of the truthfulness of foreign exchange payments under the current account items of a China enterprise and has imposed strict requirements in respect of borrowings and repayments of foreign exchange debts from and to foreign creditors under the capital account items and creation of foreign security in favor of foreign creditors.

      This may cause complicated procedures in foreign exchange payments to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of Renminbi loans under guarantees in foreign currencies. (The majority of the income from the Town House entities is in Renminbi). Furthermore, the value of Renminbi (Yuan) may become subject to supply and demand, which could be largely affected by the international economic and political environment and any fluctuations in the exchange rate of Renminbi could have an adverse effect on the operational and financial condition of its subsidiaries in China.

Borrowing Policies

      The Company borrows at competitive rates of interest. Borrowed funds will not be used for dividends to the shareholders.

      The precise amount, if any, borrowed by the Company will depend in part upon the availability of financing, and prevailing interest rates and other loan costs. There is no assurance that such financing, if any, will be available to the Company in the amounts desired or on terms considered reasonable by the Board of Directors.

      Loan agreements may require that the Company maintain certain reserves or compensating balances and may impose other obligations on the Company. Moreover, since a significant proportion of revenues may be reserved for repayment of debt, the use of financing may reduce the cash that might otherwise be available for dividends until the debt has been repaid and may reduce total cash flow for a significant period.

      The Company may, under appropriate circumstances, attempt to cause Town House to borrow funds at fixed interest rates. However, the Company may borrow funds at rates that vary with a "prime" or "base" rate, particularly on an interim basis or when interest rates are believed to be trending downward. A rise in the indexed rate may increase borrowing costs and reduce the amount of its income and cash available for distribution. In past years, the prime rates charged by major banks have fluctuated significantly; as a result, the precise amount of interest that the Company might be charged cannot be predicted with any certainty.

Risk Factors

      Expansion Risks. The Company anticipates that its proposed expansion of its real estate development activities will include the construction of new building projects. The Company's cost estimates and projected completion dates for construction of new building projects may change significantly as the projects progress. In addition, the Company's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay the Company's receipt of increased sale revenues.

      New Projects. The projects of the Company to finance, develop, and expand its real estate processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time the Company enters into a particular agreement, or at all. In addition, the Company may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. There can be no assurance that the significant expenditures required to expand its real estate processing plants will ultimately result in the establishment of increased profitable operations.

      When the Company's future expansion projects become operational, the Company will be required to add and train personnel, expand its management information systems and control expenses. If the Company does not successfully address the Company's increased management needs or the Company otherwise is unable to manage its growth effectively, the Company's operating results could be materially and adversely affected.

      Uncertainty of Market Acceptance. The Company is currently selling its developed properties principally in the City of Wuhan. Achieving market acceptance for the Company's properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to the Company's properties. Market acceptance of the Company's current and proposed properties will depend, in large part, upon the ability of the Company to inform potential customers that the distinctive characteristics of its properties make them superior to competitive properties and justify their pricing. There can be no assurance that the Company's current and proposed properties will be accepted by consumers or that any of the Company's current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of the Company's properties would have a material adverse effect on the Company.

      Changing Consumer Preferences. As is the case with other companies new real estate developments, the Company is subject to changing consumer preferences and location-related concerns.

      Sales Force. The Company intends to hire additional sales personnel during 2006. There is no assurance that hiring these additional sales people will result in increased sales. The Company anticipates using independent sales agents to sell and distribute its real estate development projects. The Company cannot predict whether it will be able to obtain and maintain satisfactory sales arrangements and the failure to do so could have a material adverse effect on its business, operations and fiances.

      Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of the Company's sales are concentrated in the central area of China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this region. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

      Dependence on Executives. The Company is highly dependent on the services of Mr. Fang Zhong, and the loss of his services would have a material adverse impact on the operations of the Company. He has been primarily responsible for the development of the Company and the development and marketing of its real estate projects. The Company has not applied for key-man life insurance on the lives of its executives, but may do so in the future.

      Competition. The real estate business is highly competitive and, therefore, the Company faces substantial competition in connection with the marketing and sale of its projects. In general, real estate properties are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuation commodity prices and changes in supply due to weather, production, and natural disaster. The Company's real estate properties face competition from other developers in its marketing areas. Most of the Company's competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time that the Company, and have projects that have gained wide customer acceptance in the marketplace. The largest competitors of the Company are state-owned companies owned by the government of China. Large foreign real estate companies have also entered the real estate industry in China. The greater financial resource of such competitors will permit them to procure properties and to implement extensive marketing and promotional programs, both generally and indirect response to advertising claims by the Company.

      Lack of Property and General Liability Insurance. The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

      Government Regulation. The Company is subject to extensive regulation by China and by other province, county and local authorities in jurisdiction in which its properties are sold. The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company will continue to be in substantial compliance with current laws and regulations, or whether the Company will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, the Company will be required to conform its activities in order to comply with such regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

      Doing Business in China. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of China has been reforming China's economic system. These reforms have resulted in significant economic growth and social progress. Although we believe that economic reform and the macroeconomic policies and measures adopted by the current China government will continue to have a positive effect on economic development in China and that we will continue to benefit from such policies and measures. These policies and measure may from time to time be modified or revised. Adverse changes in economic policies of the China government or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

      China currency, "Renminbi", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

      We rely on China government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our reveues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized China banks, the proper procedural requirements prescribed by China law must be met. At the same time, China companies are also required to sell their foreign exchange earnings to authorize China banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the China government. This type of heavy regulation by the China government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

      Fluctuations in the exchange rate between the China currency and the United States dollar could adversely affect our operating results.

      The functional currency of our operations in China is "Renminbi". Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of stock ownership in the Company.

      For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People's Bank of China (PBOC), the country's central bank, began a new policy of calculating the Renminbi's value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to RMB8.04. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond the Company's control, such as the level of trade deficit or equalization between the US and the China, global economic conditions, global currency markets, and other factors. All of the Company's revenue is generated in the China in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, the total revenue and results of operations of the Company reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of the Company in the public market.

Uncertainty relating to the existing law and regulations in the China may restrict the level of legal protections to foreign investors.

The China currently adopts civil law system which relies heavily on written statutes, and decisions made by the courts are not binding precedents, but for guidance only. The legal system in the China cannot provide the investors with the same level of protection as in the US. The Company is governed by the law and regulations generally applicable to local enterprises. These laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections on both Hong Kong and foreign investors.

The Company has traditionally been dependent on bank debt to finance its projects and is therefore subject to availability of such financing and fluctuations in interest rates.

      The development of high quality housing requires substantial funds. The Company had internally funded its development projects from presale revenue and externally from bank loans. The Company cannot guarantee that sufficient capital can be generated to develop every one of the Company's projects by way of only presale revenue. In addition, the Company cannot guarantee its ability to continue to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on the Company's borrowings will also affect its financing costs and consequently its results of operations.

      Reliance on independent contractors in providing various services creates risks and the Company is exposed to various risks in relation to contractors performance.

      The Company engages independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is the Company's strategy and policy to select reputable independent third party contractors with positive track records in most cases and supervises the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by the Company. Additionally, the Company is exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development and the Company may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of the Company's property developments or resulting in additional costs for the Company. Any of these factors could adversely affect the Company's revenues and reputation.

      In order for the China subsidiaries of the Company to pay dividends in the United States, a conversion of Renminbi into US dollar is required. Under current China law, the conversion of Renminbi into foreign currency generally required government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet its cash needs, and to pay dividends to its shareholders. However, the subsidiaries of the Company are presently classified as a wholly owned foreign enterprise ("WOFE") in China that have verifiable foreign investment in China, funding having been made through an official China banking channel. Because the subsidiaries of the Company qualify for treatment as a WOFE, the subsidiaries can declare dividends and their funds can be repatriated to the Company in the United States under current laws and regulations in China.

Mortgage interest rates may increase, cooling demand for the Company's properties.

      Bank mortgages are becoming increasingly popular as a means of financing property purchases in China. Any increase in bank mortgage interest rates may significantly increase the cost of mortgage financing to property buyers, thus reducing the attractiveness of mortgages as a source of financing property purchases and, accordingly, adversely affecting the affordability of residential properties. The Chinese government may also increase the level down payment requirement or impose certain other conditions which would make mortgage financing unavailable or unattractive to the potential property buyers.

The practice of pre-selling developments may expose the Company to substantial liabilities.

      The existing common practices by property developers to pre-sale properties (while still under construction) in China involves certain risks. For example, the Company may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, it could find itself liable to purchasers of pre-sold units for losses suffered by them. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

ITEM 2 - DESCRIPTION OF PROPERTY

      The principal executive office of the Company is located at 1427 West Valley Boulevard, Suite 101, Alhambra, California 91803 which is leased.

      Reference is made to Item 1 regarding the real estate propertites of the Company and properties under construction or in development by the Company.

ITEM 3 - LEGAL PROCEEDINGS:

      The Company is not a party to any litigation, the Company is not aware of any threatened or contemplated legal proceedings or litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      None

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        DESCRIPTION OF SECURITIES

General

      Although quotations for the Company's Common Stock appear on the NASD Electronic Bulletin Board (OTC-BB), there has been a limited trading market for its Common Stock. For the past two calendar years to the present, transactions in the Common Stock can only be described as sporadic. Consequently, The Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of meaningful market value.

      The following table sets forth for the respective periods indicated the prices of The Company's Common Stock on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), trading symbol XECO. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Year Ended December 31, 2004

1st Quarter                    $2.00   $1.75
2nd Quarter                    $1.75   $1.58
3rd Quarter                    $1.58   $0.60
4th Quarter                    $0.60   $0.16

Year Ended December 31, 2005

1st Quarter                    $0.18   $0.12
2nd Quarter                    $0.15   $0.12
3rd Quarter                    $0.20   $0.12
4th Quarter                    $0.35   $0.15


      As of April 14, 2006, the closing bid price for The Company's Common Stock ("XECO") was $.54 per share.

      Since its inception, no dividends have been paid on The Company's Common Stock.

      On December 31, 2005, there were 318 holders of record of The Company's Common Stock.

Common Stock

      Each outstanding share of common stock is fully paid and non-assessable, and the holders thereof are entitled to one vote per share at all meeting of shareholders. All shares are equal to each other with regard to liquidation rights and dividends. The Articles of Incorporation of the Company do not include preemptive rights to purchase any additional shares of common stock and do not provide for cumulative voting in the election of directors. In the event of liquidation, dissolution or winding up of the Company, holders of common stock will be entitled to receive on a pro rata basis all of the assets of the Company after satisfaction of all liabilities, subject to the rights of holders of Preferred stock.

      Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore.

Dividend Restrictions

      The terms of the instruments governing the future indebtedness of the Company may contain restrictions on the payment of dividends and the making of distributions of its shares of common stock (other than stock dividends) and the purchase or redemption of shares of the Company. By reason of these restrictions, the Company may be unable to pay dividends on its shares for some period, which cannot presently be estimated.

      The Company has not declared or paid any dividends on its shares and presently does not presently expect to declare or pay any such dividends in the near future. The Company has not yet formulated a future dividend policy in the event of its ability to pay dividends are created.

Transfer Agent

      The Company's Transfer Agent is Signature Stock Transfer, Inc., located at 2301 Ohio Drive, Suite 100, Plano, Texas. 75093.

ITEM 6 - MANAGEMENT DISCUSSION AND PLAN OF OPERATION

      This Form 10-KSB contains forward-looking statements that involve substantial risks of uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss its future expectations, contain projections of its future results of operations or of its financial condition or state other "forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors listed above in the section captioned "Risk Factors", as well as any differ materially from the expectations the Company describe in its forward-looking statements.

Results of Operations

Comparison of operations for the year ended December 31, 2005 with the year ended December 31, 2004:

Revenues

      Sales revenues decreased by $10,969,506 or 63%, to $6,377,239 in 2005 from $17,346,745 in 2004. The unfavorable variance in sales revenue was mainly attributable to a substantial change in number of units and square footage sold coupled with the sales mix between residential and commercial properties in 2005.

o Total units sold decreased from 669 units for 2004 to 199 units during 2005 representing a decrease in of 70%. Similarly the total square footage sold decreased by 64.4% from 39,633 square meters in 2004 to 14,108 square meters in 2005.

o Sales of residential properties increased by $420,117, or 8% to $5,656,279 for the year ended December 31, 2005, compared to $5,236,162 for the corresponding period in 2004; the percentage of residential sales to total sales was 89% and 30.1% for 2005 and 2004, respectively.

o Sales of commercial properties decreased by $11,485,702, or 95% to $624,880 for the year ended December 31, 2005, compared to $12,110,582 for the corresponding period in 2004; the percentage of commercial sales to total sales was 11% and 30% for 2005 and 2004, respectively.

Cost of Goods Sold

      Cost of properties sold decreased by $6,303,421, or 56%, to $5,011,669 in 2005, compared to $11,315,090 in 2004. The relatively lower decrease in cost of goods sold in relation to the decrease in revenues was due to the factors noted above with respect to the sales mix between residential and commercial sales.

Operating and other expenses

      Selling expenses decreased by $602,970, or 44%, to $778,037 in 2005 from $1,381,007 in 2004, primarily as a result of the following:

o Advertising expenses decreased by $289,505, or 42%, due to the completion of commercial properties in Diamond Mansion and residential buildings in Wuhan Town House Plaza in 2005.

o Promotional expenses decreased by $124,891, or 72%, due to less promotional activities in new and existing markets as a result of completion of Diamond Mansion commercial properties and Wuhan Town House Plaza residential properties in 2004.

o Travel expenses decreased by $104,379, or 80%, due to decrease in frequency of travel for promotion of Diamond Mansion and Wuhan Town House Plaza properties, which were mostly sold in 2004.

      Administrative expenses increased by $623,330, or 37%, to $2,324,970 in 2005 from $1,701,640 in 2004, primarily as a result of the following:

      o Salaries of administrative staff increased by $219,163, or 183%, due to an increase in the number of staff and average monthly salaries

      o Traveling expenses increased by $131,518, or 134%, due to frequency of international travel resulting from the acquisition of properties in the United States of America.

      o Other tax expenses increased by $65,542, or 343%, as a result of increases in stamp duty, property duty and licenses duty paid.

      o Rental expense increased $60,406, or 528%, as a result of new offices established in Miami and additional sales offices in Shanghai, Wenzhou, Hangzhou and Yichang.

      Depreciation expense increased by $105,669, or 131%, to $186,398 in 2005 from $80,709 in 2004. This increase is primarily attributable to the purchase of additional assets during 2005.

      Interest and finance costs increased by $160,479, or 59%, to $433,200 in 2005 from $262,721. This increase is primarily a result of an increase interest expense related to short term loans of $5.1 million obtained during 2005 coupled with bank handling charges.

Liquidity and Capital Resources

      As of December 31, 2005, the Company had a working capital deficit of $6,753,851

Cash flows

Operating

      Net cash flow provided by operating activities decreased by $6,163.257, or 76%, to $1,971,859 in 2005 from $8,135,116 in 2004. This decrease is primarily attributable to the reduction in sales during 2005 as compared to 2004 discussed above.

Investing

      Cash used in investing activities increased $2,923,999 to $4,898,339 in 2005 from $1,974,340 in 2004. This increase is primarily attributable to the acquisition of three properties in the United States for $4,767,303, currently held for future sale.

Financing

      Proceeds from borrowings increased by $7,641,885 to $7,662,300 in 2005 compared to $20,415 in 2004. This increase is primarily a result of financing the property acquisitions in the United States and additional borrowings to finance construction and operating costs. The Company paid cash advances to directors and affiliated companies of $3,250,892 in 2005.

      Cash used to repay loans increased by $52,158, or 2%, to $3,140,981 in 2005 from $3,088,823 in 2004.

Critical Accounting Policies

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

      Consolidation policy - The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

      Cash and equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.

      At December 31, 2005, the Company had $1,916,006 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks. Furthermore, the Company held $759,685 in United States banks in excess of the FDIC insured limits.

      Accounts receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable in the balance sheet is stated net of such provision.

      Related companies - A related company is a company in which a director has beneficial interests in and in which the Company has significant influence.

      Properties held for sale - Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interests and any overhead costs incurred in bringing the developed properties to their present location and condition.

      Net realizable value is determined by reference to management estimates based on prevailing market conditions.

      Construction-in-progress - Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights costs, development expenditures, professional fees and during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

      Income Recognition - Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated, (2) the buyers initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller's receivable is not subject to future subordination, and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

      Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

      Cost of properties sold - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $365,217 and $1,128,870 for the years ended December 31, 2005 and 2004, respectively.

      Advertising - Advertising costs are expensed as incurred. During the years ended December 31, 2005 and 2004, the Company incurred advertising expenses of $401,244 and $690,749 respectively.

      Foreign currencies - These financial statements have been prepared in U.S. dollars. The functional currencies for Town House and Wuhan Pacific are the "Hong Kong dollar" and "Renminbi" or "Yuan", respectively. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at the exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates. .

      Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates.

      Provision for The People's Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

      Enterprise income tax

      Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the years ended December 31, 2005 and 2004, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit in 2005 of $1,484,799.

      Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

      Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2005 because of the relatively short-term maturity of these instruments.

      Use of estimates - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates related to allowance for uncollectible accounts receivable, depreciation, costs to complete construction in progress, taxes, and contingencies. Estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

      Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2005 and 2004, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2004 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

ITEM 7 - FINANCIAL STATEMENTS:

      The consolidated financial statements of the Company for its fiscal year ended December 31, 2005, appear at the end of this Form 10-KSB annual report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

      Manning Elliott, Chartered Accountants, the previous independent registered public accounting firm of The Company EcoSolutions Group Inc. (the "Company") for the fiscal years ended December 31, 2004 and 2003, was terminated on November 11, 2005, from further audit services to the Company. During the fiscal years ended June 30, 2004 and 2003, the financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that such financial statements were prepared assuming the Company will continue as a going concern. For the two fiscal years ended December 31, 2004 and 2003, and the subsequent interim periods ended September 30, 2005, there were no disagreements between the Company and Manning Elliott, Chartered Accountants on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices, which if not resolved to the satisfaction of Manning Elliott, Chartered Accountants, would have caused Manning Elliott, Chartered Accountants to make reference to the subject matter of the disagreement in connection with its reports.

      On November 11, 2005, the Company executed an engagement letter with Murrell, Hall, McIntosh & Co., PLLP, located at 2601 N.W. Expressway, Suite 700 East, Oklahoma City, OK 73112 to audit the consolidated financial statements of the Company for its fiscal year ending December 31, 2005, and the related statements of income, stockholders' equity, and cash flows for the year then ended. The Board of Directors approved the appointment of Murrell, Hall, McIntosh & Co., PLLP effective November 11, 2005. During the two most recent fiscal years or any subsequent interim period, the new independent registered public accounting firm had not previously been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with the firm regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or any reportable event prior to December 31, 2005.

ITEM 8A - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for December 31, 2005, have concluded that as of the evaluation date that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report on 10-KSB was being prepared.

      Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 8B - OTHER INFORMATION

      None

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                       Age   Current Positions          Director Since
----                       ---   -----------------          --------------
Fang Zhong                  41   Chairman, Director,        October 31, 2005
Suite A-C, 20/F Neich            Chief Executive Officer,
Tower                            President
128 Gloucester Road              and Treasurer
Wanchai, Hong Kong
The People's Republic of
China

Fang Weijun                 38   Director                   November 9, 2005
Suite A-C, 20/F Neich
Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of
China

Fang Weifeng                35   Director                   November 9, 2005
Suite A-C, 20/F Neich
Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of
China

Hu Min                      25   Secretary                  October 31, 2005
Suite A-C, 20/F Neich
Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of
China


      Mr. Fang Zhong became the Chairman of the Board, a director, the Chief Executive Officer and President and is the founder and has been the Chairman of the Board, Chief Executive Officer and President of Town House, a wholly-owned subsidiary of The Company since its organization in 2003. From 1995 to the present, he has been the Chief Executive Officer and a director of Wuhan Town House Real Estate Development Company Limited ("Wuhan Town House") which is the principal operating subsidiary of Town House. Mr. Fang Zhong received a Bachelor of Science degree in industrial and domestic architecture from the Wuhan Institute of Urban Construction. He also participated in the MBA program at Northern Jiaotong University. He has received various awards, including "Young Entrepreneur in Central-south Area" of China, and "One of Ten Excellent Young Entrepreneurs Leading Private Enterprises in Wuhan". He has also held other significant positions such as the Standing Director Hubei Physical Culture Foundation, Deputy to Jiang'an District People's Congress, a Standing Member to Jiang'an District Political Consultative Conference, and the Vice Chairman of Jiang'an District Young People Association, etc.

      Mr. Fang Weijun became a director of The Company effective November 26, 2005. He has been employed as the Manager of the Engineering Department of Wuhan Town House since 2000. He has been an employee of Wuhan Town House for over ten
(10) years. He became the General Manager of Operations of Wuhan Town House in 2003. He attended Zhengzhou College and graduated in 1985.

      Mr. Fang Weifeng became a director of The Company effective November 26, 2005. He has been employed as the Manager of the Materials Department and Construction Operations of Wuhan Town House, responsible for construction material purchases and distribution, since 1996. He became a director and Vice President-Construction Operations of Wuhan Town House in 2003.

      Ms. Hu Min has been employed as the Human Resources Manager of Wuhan Pacific since 2000. She graduated from Wuhan University in 2001. She is the wife of Mr. Fang Zhong.

ITEM 10 - EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to Town House and its subsidiaries for the fiscal years ended December 31, 2005 and 2004, by the persons serving in the capacity of chief executive officer. This information includes the dollar amount of annual base salaries:

                           Summary Compensation Table

                                      Annual Compensation (1)                      Long Term
                                             Awards                           Compensation Payouts
                                  ------------------------------   -------------------------------------------
Name and                                               Other       Restricted     Securities                      All
Principal                Fiscal                        Annual        Stock        Underlying         LTIP        Other
Position                  Year     Salary   Bonus   Compensation     Awards      Options/SARs    Payouts         Comp.
--------------           ------   -------   -----   ------------   ----------   --------------   -------------   -----
Fang Zhong (1)            2005    $18,233   $   0   $          0        - - -            - - -           - - -   - - -
Chairman, Director,       2004    $12,480   $   0   $          0        - - -            - - -           - - -   - - -
Chief Executive
Officer, President and
Treasurer


Benjamin Traub,           2005    $60,000   $   0   $          0        - - -            - - -           - - -   - - -
Director and former       2004    $60,000   $   0   $          0        - - -   150,000 shares           - - -   - - -
Chief Executive Officer                                                        of common stock
and President

(1) Excludes use of automobiles provided by the Company and certain personal benefits that are valued at less than levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

Stock Option or Stock Bonus Plan

      The Company has not previously adopted any stock option or stock bonus plan and no options or stock awards have been issued, or are proposed to be issued, to the named directors and executive officers of the Company at the present time.

Employment Contracts

      The Company has no employment agreements or consulting agreements with any of its directors or officers.

Benefit Plans

      The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, The Company may establish such plans in the future.

Compensation of Directors

      The Company has not adopted any plan or arrangement for compensating its directors for their services.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Name and Address                 Common Stock      Percent of Class
------------------------------   ------------      ----------------
Fang Zhong (1)(2)(4)              193,841,880(2)               85.3%(2)
Suite A-C, 20/F Neich Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of China

Hu Min (1) (3)                      6,201,340                   2.7%
Suite A-C, 20/F Neich Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of China

Fang Weifeng (4)                            0                     0%
Suite A-C, 20/F Neich Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of China

Fang Weijun (3)(4)                  6,201,340                   2.7%
Suite A-C, 20/F Neich Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of China

Officers and directors as         206,244,560                  90.7%
a group, including the above
four persons

------------

(1) Mr. Fang Zhong and Ms. Hu Min are husband and wife.

(2) Includes 6,201,340 shares of Common Stock of the Company held in trust for the minor nephew of Mr. Fang and includes 6,201,340 shares owned by his wife Hu Min.

(3) Excludes 181,439,200 shares owned by her husband, Fang Zhong

(4) Mr. Fang Zhong and, Mr. Fang Weifeng, and Mr. Fang Weijun are brothers.

Code of Ethics

      The issuer has not adopted a code of ethics that applies to its directors, principal executive officers or employees.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the past two years ended December 31, 2005, the Company and/or its subsidiaries received from time to time short-term advances for general corporate purposes from Mr. Fang Zhong, a director and an officer of the Company and the Company. The Company had previously established the practice of making advances for business related costs and expenses to its executive officers.

      A summary of advances to and from the following executive officers and directors of the Company and its subsidiaries during 2004 and 2005 are as follows:

                                               Outstanding balance
                 Beginning      December 31,           at             Security
Name              at 2004           2005        December 31, 2005       Held
-------------   ------------    ------------   -------------------    --------
Fang Zhong      $ (2,022,604)   $  3,332,255   $         1,004,949      None
Fang Wei Feng   $    (77,744)   $         --   $           (79,508)     None


      The Company entered into a definitive Stock Exchange Agreement (the "Agreement") under which Town House Land Limited ("Town House"), a real estate development company organized in China, was acquired by the Company in consideration for the issuance of the common stock of the Company representing a 98.75% ownership interest in the Company to the former owners of Town House and their designees, including the current officers and directors of the Company. The Agreement closed in October 2005. Reference is made to the Form 8-K and Form 8-K/A current reports filed with the U.S. Securities and Exchange Commission during November 2005.

      During 2005, the Company advanced a total of $2,732,503 to Wuhan Pacific Shopping Mall Limited. Repayment of these advances had been guaranteed by Mr. Fang Zhong, the Chief Executive Officer, President and a director of the Company, and were treated as payments/advances to Mr. Fang Zhong. For the year ended December 31, 2005, Mr. Fang Zhong received total repayments/advances from the Company of $3,088,399 of which $2,732,503 went directly to Wuhan Pacific Shopping Mall Limited and $355,896 in advances went to Mr. Fang Zhong.

ITEM 13 - EXHIBITS .

Exhibit 3(i) - Articles of Incorporation and Amendments

3.1 Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado

3.2    Articles of Amendment to the Articles of Incorporation filed July 3, 1989

3.3 Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc.

3.4 Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes

3.5 Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001

3.6 Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors

3.7 Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws

3.8 Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation

3.9 Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc.

Exhibit 3(ii) - Bylaws of the Company

21     List of the subsidiaries of the Company

99.1   Charter of the Compensation Committee of the Board of Directors

99.2   Charter of the Audit Committee of the Board of Directors

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our previous principal accounting firm, for fees billed for fiscal years ended December 30, 2005 and 2004 are as follows:

Name                                    Audit Fees(1)   Tax Fees(2)   All Other Fees
-------------------------------------   -------------   -----------   --------------
Manning Elliott Chartered Accountants
      for fiscal year ended
      December 31, 2005                 $           0   $         0   $            0
      December 31, 2004                 $       9,367   $         0   $            0


Murrell Hall McIntosh & Co., PLLP
      for fiscal years ended
      December 31, 2005                 $      46,745   $         0   $            0
      December 31, 2004                 $      45,586   $         0   $            0

------------
(1) Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-QSB quarterly reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

(2) Includes the aggregate fees for professional services for tax compliance, tax advice, and tax planning.

      The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                         XERION ECOSOLUTIONS GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2005 and 2004

                         XERION ECOSOLUTIONS GROUP, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
Independent Auditors' Report.............................................    F-1
Consolidated Balance Sheet,
   December 31, 2005 ....................................................    F-2
Consolidated Statements of Operations,
   For the Years Ended December 31, 2005 and 2004........................    F-3
Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 2005 and 2004........................    F-4
Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004.....................F-5 to F-6
Notes to the Consolidated Financial Statements.......................F-7 to F-15

             Report of Independent Registered Public Accounting Firm


We have audited the accompanying consolidated balance sheet of Xerion EcoSolutions Group Inc. (the "Company") as of December 31, 2005 and the related consolidated statements of operations, statements of stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xerion EcoSolutions Group, Inc. as of December 31, 2005 and the results of their operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Murrell, Hall, McIntosh & Co, PLLP

Oklahoma City Oklahoma

April 11, 2006

                         XERION ECOSOLUTIONS GROUP, INC

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                               ASSETS
 CURRENT ASSETS:

  Cash and equivalents                                              $  2,858,344
  Accounts receivable
    Trade, net of allowance of $408,181                                  228,383
    Due from employees                                                   243,097
     Other                                                               123,305
  Properties held for resale                                           4,686,755
  Deposit and advances to suppliers                                      196,637
                                                                    ------------

    TOTAL CURRENT ASSETS                                               8,336,521

LAND HELD FOR DEVELOPMENT                                              4,760,916

PROPERTY AND EQUIPMENT - net of accumulated depreciation               2,901,855
CONSTRUCTION-IN-PROGRESS - NON-CURRENT                                 8,221,620
                                                                    ------------

                                                                    $ 24,220,912
                                                                    ============

               LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                             $  2,559,757
  Advances from buyers                                                 5,453,218
  Enterprise taxes payable                                               231,163
  Other tax payables                                                   1,445,604
  Short-term loans                                                     5,154,019
  Current portion of long-term debt                                        7,671
                                                                    ------------

    TOTAL CURRENT LIABILITIES                                         14,851,432
                                                                    ------------

LONG-TERM DEBT - net of current portion shown                            250,837
                                                                    ------------

MINORITY INTEREST                                                        352,480
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Common stock, 300,000,000 shares authorized, 227,321,840 shares issued and outstanding at
       December 31, 2005                                                 227,322
  Additional paid-in capital                                           5,747,681
  Retained earnings                                                    3,458,396
  Accumulated other comprehensive income                                 262,709
                                                                    ------------
                                                                       9,696,108
    TOTAL STOCKHOLDERS' EQUITY BEFORE ADVANCES OFFSET
  Advances to directors                                                (929,945)
                                                                    ------------

      TOTAL STOCKHOLDERS' EQUITY, NET OF ADVANCES OFFSET               8,766,163

                                                                    ------------

                                                                    $ 24,220,912
                                                                    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 2005                2004
                                                             -------------       -------------
SALES REVENUES                                               $   6,377,239       $  17,346,745

COST OF PROPERTIES SOLD                                          5,011,669          11,315,090
                                                             -------------       -------------

GROSS PROFIT                                                     1,365,570           6,031,655
                                                             -------------       -------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:
  Selling expenses                                                 778,037           1,381,007
  Depreciation expense                                             186,398              80,709
  General and administrative expenses                            2,324,970           1,701,640
                                                             -------------       -------------
                                                                 3,289,405           3,163,356
                                                             -------------       -------------
INCOME (LOSS) FROM OPERATIONS                                   (1,923,835)          2,868,299
                                                             -------------       -------------

OTHER INCOME (EXPENSE)

   Other revenues                                                   92,828              42,909
   Interest and finance costs                                     (433,200)           (272,721)
                                                             -------------       -------------
                                                                  (340,372)           (229,812)
                                                             -------------       -------------

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            (2,264,207)          2,638,487
(PROVISION FOR) BENEFIT FROM INCOME TAXES                        1,484,799            (858,665)
                                                             -------------       -------------

NET INCOME BEFORE MINORITY INTEREST                               (779,408)          1,779,822
MINORITY INTEREST IN (EARNINGS) LOSS                                30,577             (74,362)
                                                             -------------       -------------

NET INCOME (LOSS)                                            $    (748,831)      $   1,705,460
                                                             -------------       -------------

OTHER COMPREHENSIVE INCOME                                         262,709                --
                                                             -------------       -------------

TOTAL COMPREHENSIVE INCOME (LOSS)                            $    (486,122)      $   1,705,460
                                                             -------------       -------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                  $        --         $        0.01
                                                             -------------       -------------

BASIC AND DILUTED COMPREHENSIVE INCOME (LOSS) PER SHARE      $        --         $        0.01
                                                             -------------       -------------

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          227,321,840         224,480,317
                                                             =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     Common Stock
                                                          Additional                       Other                   Total members'
                                                           Paid-In         Retained    Comprehensive    Minority     equity and
                                Shares         Amount      Capital         Earnings        Income       Interest   Minority Interest
                             -------------- ----------- -------------- --------------- ---------------------------------------------
Balance at December 31, 2003  224,480,317   $ 224,480   $  5,695,636   $   2,501,767   $          -    $   308,695  $      8,730,578
Net income for the year
  ended December 31, 2004                -          -              -       1,705,460              -         74,362         1,779,822

Distribution to members                  -          -              -                              -              -                 -
                             -------------- ----------- -------------- --------------- ---------------------------------------------
                                              224,480                      4,207,227              -        383,057        10,510,400
Balance at December 31, 2004  224,480,317                  5,695,636
Net income for the year
  ended December 31, 2005                -          -              -       (748,831)              -       (30,577)         (779,408)

Other comprehensive income               -          -              -               -        262,709              -           262,709

Effect of recapitalization     2,841,523        2,842         52,045               -              -              -            54,887
                             -------------- ----------- -------------- --------------- ---------------------------------------------
Balance at December 31, 2005  227,321,840   $ 227,322   $  5,747,681   $   3,458,396   $    262,709  $     352,480   $    10,048,588
                             ============== =========== ============== =============== =============================================

  The accompanying notes are an integral part of these consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                              2005              2004
                                                                           -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $  (748,831)      $ 1,705,460
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
BY OPERATING
ACTIVITIES

  Depreciation                                                                 186,398            80,709
  Minority interest in earnings                                                 32,966            74,362

CHANGES IN:
  Restricted cash                                                                 --             203,659
  Accounts receivable, net and other receivables                               501,520         2,238,063
  Properties held for resale                                                  (393,128)        4,048,857
  Advances to suppliers                                                          1,542           369,047
  Construction-in-progress                                                  (1,128,451)       (3,849,917)
  Deferred offering cost                                                          --             280,891
  Accounts payable and other payables                                          805,823         1,334,279
  Amounts due to directors                                                        --            (631,226)
  Advances from buyers                                                       4,223,160           501,667
  Deferred tax expenses                                                           --             837,133
  Income and other tax payables                                             (1,509,140)          942,132
                                                                           -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,971,859         8,135,116
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land held for future use                                      (4,767,303)
  Purchases/transfer of fixed assets                                          (131,036)       (1,974,340)
                                                                           -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                     (4,898,339        (1,974,340)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                              7,662,310            20,415
  Principal loans repayments                                                (3,140,981)       (3,088,823)
  Advances to directors and affiliated companies                            (3,250,892)             --
                                                                           -----------       -----------

NET CASH (USED IN) FINANCING ACTIVITIES                                      1,270,437        (3,068,408)
                                                                           -----------       -----------
  Foreign currency translation adjustment                                      262,709              --
                                                                           -----------       -----------
NET (DECREASE) INCREASE IN CASH                                             (1,393,334)        3,092,368
CASH AT BEGINNING OF YEAR                                                    4,251,678         1,159,310
                                                                           -----------       -----------

CASH AT END OF YEAR                                                        $ 2,858,344       $ 4,251,678
                                                                           ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP, INC.

        SUPPLEMENTAL DISCLOSURE OF CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                        2005          2004
                                                      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                         $433,200      $246,107
                                                      ========      ========
Enterprise income taxes paid                          $ 86,067      $ 21,522
                                                      ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2004, the Company transferred parking spaces in Diamond Mansion Phase 2, at cost of $1,420,080 from construction-in-progress to fixed assets.



  The accompanying notes are an integral part of these consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     ORGANIZATIONAL STRUCTURE

     Xerion EcoSolutions Group Inc. (the "Company") was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003,as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc. and was engaged in the business of developing gold extraction technology for the mining industry until it became inactive in 2004.

     In October of 2005, the Company entered into a stock exchange agreement with Town House Land Limited (`Town House") whereby the Company issued stock equal to 98.75% in its ownership in exchange for 100% of the ownership interest in Town House.

     This transaction was treated as a recapitalization of Town House for financial reporting purposes.

     Town House Land (formerly: Hong Kong Window of the World Apparel Co., Limited) was incorporated in Hong Kong, as a private limited liability company on August 13, 2001 with an authorized capital of $64,103 (HK$500,000) divided into 500,000 ordinary shares of par value $0.12 (HK$1.00) each. Town House Land Limited ("Town House Land") changed to its present name on August 13, 2003. On August 15, 2003, Town House Land acquired 97% of the outstanding registered capital of Wuhan Town House Land. Terms of the transaction call for Town House Land to pay $1,602,564 in cash plus the contribution of an additional $5,857,488 in share capital in Town House Land as consideration for the acquisition of the 97% interest in Wuhan Town House's registered capital. For financial reporting purposes, Wuhan Town House was considered to be the acquiring entity and the additional cash consideration paid was treated as a distribution to members. Town House Land had no operations prior to this reverse acquisition and there was substantially no change in ownership from that of Wuhan Town House as a result of this transaction.

     At December 31, 2005 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation and indirectly 97% of the equity in Town House Land
     (USA) Inc. Collectively hereinafter, Town House Land, Wuhan Town House, Town House Land (Miami) Corporation and Town House Land (USA), Inc., are referred to as "the Company".

     Wuhan Town House Land Limited ("Wuhan Town House") (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (Rmb. 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of Rmb.10,000,000, (2) have engineering and staff of not less that 12 people, (3) should have completed at lease 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent.

     Subsequent recapitalizations during 2000 increased Wuhan Town House's registered capital to $6,038,647 and changed is classification to a second level property company. To meet the qualifications of a second level property company, the company must (1) have registered capital of Rmb. 40,000,000, (2) have engineering and management staff of not less than 24 people, (3) should have completed 150,000 square meters of accumulated areas completed within three years, (4) 100% pass rate in construction quality with 10% ranked as excellent, and (5) at least three years experience in property development. On August 15, 2003, Wuhan Town House entered into a reverse merger agreement with Town House Land Limited ("Town House Land").

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     On October 10, 2003 Wuhan City Foreign Investment Bureau approved the registration of Wuhan Town House Land as a Sino Foreign Joint Investment Enterprise with a defined period of existence of 20 years to October 27, 2023.

     Pursuant to the approval of Wuhan City Industrial and Commercial Administrative Bureau on February 20, 2004 Wuhan Pacific Real Estate Development Company Limited changed its name to Wuhan Town House Land Limited.

     Town House Land (USA) Inc. ("Town House USA") was incorporated in California on March 4, 2004 and owns real estate which it is holding for development. Town House Land is a wholly owned subsidiary of Wuhan Town House.

     Town House Land (Miami) Corporation ("Town House Miami") was incorporated in Florida on November 18, 2004 and owns real estate which it is holding for development. Town House Miami is a wholly owned subsidiary of Wuhan Town House.

     The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through December 31, 2005 was The People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

     CONSOLIDATION POLICY - The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

     CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.

     ACCOUNTS RECEIVABLE - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable in the balance sheet is stated net of such provision.

     PROPERTIES HELD FOR SALE - Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interests and any overhead costs incurred in bringing the developed properties to their present location and condition.

     Net realizable value is determined by reference to management estimates based on prevailing market conditions.

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives net of a 5% salvage value as follows:

         Building and land rights                       40 years
         Equipment                                       5 years
         Motor vehicles                                5-8 years
         Office furniture and fixtures                   5 years

     Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

     Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2004 and 2003.

     CONSTRUCTION-IN-PROGRESS - Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights costs, development expenditures, professional fees and during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

     RELATED COMPANIES - A related company is a company in which a director has beneficial interests in and in which the Company has significant influence.

     INCOME RECOGNITION - Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated, (2) the buyers initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller's receivable is not subject to future subordination, and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

     Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

     COST OF PROPERTIES SOLD - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $365,217 and $1,128,870 for the years ended December 31, 2005 and 2004, respectively.

     ADVERTISING - Advertising costs are expensed as incurred. During the years ended December 31, 2005 and 2004, the Company incurred advertising expenses of $401,244 and $690,749 respectively.

     FOREIGN CURRENCIES - These financial statements have been prepared in U.S. dollars. The functional currencies for Town House and Wuhan Pacific are the "Hong Kong dollar" and "Renminbi" or "Yuan", respectively. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at the exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates.

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     TAXATION - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates.

     Provision for The People's Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

     Enterprise income tax

     Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the years ended December 31, 2005 and 2004, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit in 2005 of $1,484,799.

     Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

     RETIREMENT BENEFIT COSTS - According to The People's Republic of China regulations on pension, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% or 26% of the employees' salaries above a fixed threshold amount and the employees contribute 6% while the Company contributes the balance contribution of 14% or 20%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

     For the years ended December 31, 2005 and 2004, the Company's pension cost charged to the statements of operations under the plan amounted to $7,415 and 5,974, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2005 because of the relatively short-term maturity of these instruments.

     EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2005 and 2004, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2004 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

     USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates related to allowance for uncollectible accounts receivable, depreciation, costs to complete construction in progress, taxes, and contingencies. Estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     RECENT ACCOUNTING PRONOUNCEMENTS - SFAS 123(R), SFAS 151, SFAS 152, SFAS 153 and SFAS 154 - SFAS 123 (R), Share Based Payment replaces SFAS 123, Accounting for Stock-Based Compensation, SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

     RECLASSIFICATIONS - Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     At December 31, 2005, the Company had $1,916,006 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks. Furthermore, the Company held $759,685 in United States banks in excess of the FDIC insured limits.

     Substantially all of the Company's operations are in the PRC other than three significant

     The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $611,758 and $1,064,981 as of December 31, 2005 and 2004, respectively, were collateralized by real estate.

4.   ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     Accounts receivable and other receivables consist of the following as of December 31, 2005:


     Accounts receivable                                                    $ 636,564
     Less: Provision for doubtful debts                                      (408,181)
                                                                            ---------
     Accounts receivable net of provision for doubtful debts                $ 228,383
                                                                            ---------

     Other receivables:
        Loans to third parties- non interest bearing and due on demand      $ 123,305
                                                                            ---------


5.   PROPERTIES HELD FOR RESALE

     As of December 31, 2005, the Company had the following properties held for resale:

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     General Garden                                              $   13,278
     Garden of Eden                                                      --
     Diamond Mansion Phase I Residential                             28,289
     Diamond Mansion Phase I Commercial                           3,575,458
     Diamond Mansion Phase 2                                        283,161
     Gutian Apartments                                              219,546
     Wuhan Town House Plaza                                         474,545

     Other                                                           92,478
                                                                 ==========

     Total                                                       $4,686,755
                                                                 ==========

6.   PROPERTIES AND EQUIPMENT

     Properties and equipment as of December 31, 2005, stated at cost less accumulated depreciation and amortization, consist of:


     Land use rights and buildings                             $ 2,540,952
     Plant and machineries                                          30,210
     Motor vehicles                                                572,875
     Office equipment                                              229,710
                                                               -----------
                                                                 3,373,747
     Less: Accumulated depreciation and amortization              (471,892)
                                                               -----------
                                                               $ 2,901,855
                                                               ===========

     As of December 31, 2005, the Company owned three tracks of land located in the United States which it was holding for development. The cost basis in this land at December 31, 2005 was $4,760,916. At December 31, 2005, substantially all of this land was pledged as collateral on various loans.

7.   CONSTRUCTION-IN-PROGRESS

     Construction-in-progress represents three combined residential and commercial projects. Construction-in-progress represents the cost of the land use rights, capitalized interest expenses, related pre-approval capital expenditures and government approval fees. A detail of these costs by project as of December 31, 2005 is as follows:

     Diamond Mansion Phase II                                    $  450,458
     YiChang Town House Plaza                                     6,820,206
     Jing Qi Project                                                950,956
                                                                 ----------

                                                                 $8,221,620
                                                                 ==========

     YiChang Town House Plaza construction-in-progress is pledged as collateral on certain short-term and long-term borrowings of Wu Han Town House.

8.   ADVANCES FROM BUYERS

     Advances from buyers represented deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as at the balance sheets date. The deposits from such property buyers for residential properties to be transferred in the subsequent years are carried forward as deferred revenue.

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.   TRANSACTIONS WITH RELATED PARTIES

     Amounts due from/(to) directors at December 31, 2005 are as follows:


     Fang Zhong (Director)                                     $ 1,004,949
     Hu Min (Director)                                               5,970
     Luo Yun Fang (Director)                                          (586)
     Fang Wei Jun (Director)                                          (440)
     Fang Hui (Deceased)                                              (440)
     Fang Wei Feng (Director)                                      (79,508)
                                                               -----------
                                                               $   929,945
                                                               ===========

     The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

     During 2005, the Company advanced a total of $2,732,503 to Wuhan Pacific Shopping Mall Limited, an unrelated third party. Repayment of these advances was guaranteed by Fang Zhong and were treated as payments/advances to Fang Zhong. For the year ended December 31, 2005, Fang Zhong received net repayments/advances from the Company of $3,027,553 of which $2,732,503 went directly to Wuhan Pacific Shopping Mall Limited.

10.  OTHER TAXES PAYABLE

     Other tax payables at December 31, 2005 consist of the following:

     City construction tax
     Business tax                                                $1,212,313
     Food price balancing tax                                        29,492
     Education surcharge                                             43,868
     Flood control tax                                               26,138
     Education development tax                                       23,124
     Other taxes                                                    110,669
                                                                 ----------

                                                                 $1,445,604
                                                                 ==========

11.  SHORT-TERM LOANS

     The Company had the following short-term loans at December 31, 2005:


      Wu Han Town House short-term bank loan, secured by residential units of
      Town House Plaza, interest at 120% of the national rate, paid
      periodically, due on February 7, 2006.                                   $  863,132

      Town House Land (Miami) short-term bank loan, secured by real estate property in the United States, interest at 1% over prime (8.250% at
      December 31, 2005), principle due on December
      31, 2006.                                                                $  800,000

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Wuhan Town House short-term bank loan, secured by corporate guarantee, interest at 6.696% paid periodically, principle due
      on March 14, 2006.                                                          704,624

      Wuhan Town House short-term bank loan, secured by YiChang Project construction-in-progress, interest at 115% of the national rate, principle due based upon a percentage of sales
      through December 20, 2006.                                                1,726,264

      Town House Land (USA) short-term bank loan, secured by real estate property in the United States, interest at Far East Bank Prime Rate plus
      1% (7.0% at September 30, 2005) paid
      periodically, principle due on May 1, 2006.                                 760,000

      Wu Han Town House short-term loan from a financial institution, secured by real property, interest at Far East Bank Prime Rate plus 1% (7.0% at
      September 30, 2005) paid
      periodically, principle due on May 1, 2006.                                 100,000

     Town House Land short-term loan from a financial institution, secured by
     433,000 shares of Town House Land stock issued to a director, interest at
     20% paid periodically, principle due on October 25, 2005.                    200,000
                                                                              -----------
                                                                              $ 5,154,020
                                                                              ===========

12.  LONG-TERM DEBT

     The Company had the following long-term debt at December 31, 2005:

                                                    December 31, 2005
                                                 Current        Long-term
                                              -------------  ---------------
     Wuhan Town House short-term bank loan, secured
     by YiChang Project construction-in-progress,
     interest at 120% of national rate paid
     periodically, principle due based upon a
     percentage of sales through
     February 28, 2007.                       $           -  $       246,609

     Hire purchase                                    7,671            4,228
                                              -------------  ---------------

     Total                                    $       7,671  $       250,837
                                              =============  ===============

                         XERION ECOSOLUTIONS GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of the long-term debts for each of the next five years and thereafter are as follows:

                                                                  Amount
                                                             ---------------
       2006                                                  $         7,671
       2007                                                          250,837
                                                             ---------------

                                                             $       258,508
                                                             ===============


13.  INCOME TAX

     Provision for the People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

     For the year ended December 31, 2005 and 2004, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

     EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

     A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

                                                                                         2005              2004
                                                                                     -----------       -----------
     Computed tax at Federal statutory rate of 34%                                   $  (254,608)      $   579,856

     Difference primarily attributable to ETI tax assessed on gross real estate sales and adjustments to prior years tax liabilities based on assessments from the PRC taxing
       authorities                                                                    (1,230,191)          278,809
                                                                                     -----------       -----------
     Provision for (benefit from) income taxes                                       $(1,484,799)      $   858,665
                                                                                     ===========       ===========


14.  COMMITMENTS

     As of December 31, 2005 the Company had contractual commitments of the construction projects totaling $405,734; commitments for lease expenditures of $12,873; advertising commitment of $22,389, and a financial consulting commitment of $56,523.

     During January of 2005, the Company and Fang Johnson entered into a three year commitment to advance up to Rmb. 30,000,000 ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Johnson has personally guaranteed the repayment of these advances. As of December 31, 2005, the Company had advanced a total of $2,732,503 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Johnson.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Company EcoSolutions Group Inc.

/s/  Fang Zhong
----------------------
Fang Zhong, Chief Executive Officer, President and Treasurer
Dated: April 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 15, 2006                        /s/ Fang Zhong
                                              ----------------------------------
                                              Fang Zhong, Director


Dated:  April 15, 2006                        /s/ Fang Weijun
                                              ----------------------------------
                                              Fang Weijun


Dated:  April 15, 2006                        /s/ Fang Weifeng
                                              ----------------------------------
                                              Fang Weifeng

EXHIBIT INDEX
-------------

Exhibit 3(i) - Articles of Incorporation and Amendments

3.1 Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado

3.2    Articles of Amendment to the Articles of Incorporation filed July 3, 1989

3.3 Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc.

3.4 Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes

3.5 Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001

3.6 Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors

3.7 Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws

3.8 Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation

3.9 Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc.

Exhibit 3(ii) - Bylaws of the Company

21     List of the subsidiaries of the Company

99.1   Charter of the Compensation Committee of the Board of Directors

99.2   Charter of the Audit Committee of the Board of Directors