Form 10QSB
period 2006-03-31
XERION ECOSOLUTIONS GROUP INC
filed 2006-05-15
CIK 1000686

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                         Commission File Number: 0-26760
                                                 -------

                         Xerion EcoSolutions Group Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

           Colorado                                      84-1286065
           --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                      1427 West ValleyBoulevard, Suite 101
                               Alhambra, CA 91803
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (626) 457-5958
                                 --------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 227,321,840 shares as of May 12, 2006

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         XERION ECOSOLUTIONS GROUP INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Condensed Consolidated Balance Sheet as of March 31, 2006............ 1

        Condensed Consolidated Statements of Operations for the three months ended March 31, 2006, and 2005................................ 2

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006, and 2005................................ 3

        Notes to the Condensed Consolidated Financial Statements............. 4

Item 2. Management's Discussion and Analysis or Plan of Operations...........14

Item 3. Controls and Procedures .............................................19


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 3. Defaults upon Senior Securities......................................19

Item 4. Submission of Matters to a Vote of Security Holders..................20

Item 5. Other Information....................................................20

Item 6. Exhibits and Reports on Form 8-K ....................................20

Signatures...................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         XERION ECOSOLUTIONS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
     Cash and equivalents                                         $  2,021,856
     Accounts receivable, net of allowance of $445,321                 246,492
     Properties held for resale                                      4,433,759
                                                                  ------------
          Total Current Assets                                       6,702,107

Land held for development                                            4,760,916
Property and equipment, net of accumulated depreciation              2,865,327
Construction in progress                                             5,492,601
                                                                  ------------

                                                                  $ 19,820,951
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                        $  1,992,209
     Advances from buyers                                            3,736,442
     Enterprise taxes payable                                          111,158
     Other taxes payables                                            1,929,625
     Short-term loans                                                5,008,302
                                                                  ------------
          Total Current Liabilities                                 12,777,736

Minority Interest                                                      334,371
                                                                  ------------

Stockholders" Equity
     Common stock, 300,000,000 shares authorized, 227,321,840
          shares issued and outstanding at
          March 31, 2006                                               227,322
     Additional paid in capital                                      5,747,681
     Retained earnings                                               2,512,572
     Accumulated other comprehensive income                            266,523
                                                                  ------------
          Total stockholders' equity before advances offset          8,754,098

     Advances to directors                                          (2,045,254)
                                                                  ------------
          Total stockholders' equity, net of advances offset         6,708,844

                                                                  ------------
                                                                  $ 19,820,951
                                                                  ============


               See accompanying summary of accounting policies and
              notes to condensed consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three months ending
                                                                      March 31,
                                                          ------------------------------
                                                               2006           2005
                                                          -------------    -------------
Sales Revenues                                            $   4,287,805    $          --

Cost of properties sold                                       3,279,050               --
                                                          -------------    -------------

Gross Profit                                                  1,008,755               --
                                                          -------------    -------------

Selling, general and administrative expenses
       Selling expenses                                         159,968          109,833
       Depreciation expense                                      38,894           37,014
       General and administrative epenses                       557,953          278,346
       Impairment Loss                                          956,855
                                                          -------------    -------------
                                                              1,713,670          425,193
                                                          -------------    -------------

Income (loss) from operations                                  (704,915)        (425,193)

Other income (expense)
       Other revenues                                             2,111            4,511
       Interest and finance costs                               (57,883)         (49,957)
                                                          -------------    -------------
                                                                (55,772)         (45,446)
                                                          -------------    -------------

Net income before income taxes and minority interest           (760,687)        (470,639)
(Provision for) Benefit from income taxes                      (212,246)
                                                          -------------    -------------

Net income before minority interest                            (972,933)        (470,639)
Minority interest in (earnings) loss                             27,109               --
                                                          -------------    -------------

Net income (loss)                                         $    (945,824)   $    (470,639)
                                                          -------------    -------------

Other comprehensive income                                $       3,814    $          --
                                                          -------------    -------------

Total comprehensive income (loss)                         $    (942,010)   $    (470,639)
                                                          =============    =============

Basic and diluted earnings (loss) per share               $          --    $          --
                                                          =============    =============

Basic and diluted comprehensive income (loss) per share   $          --    $          --
                                                          =============    =============

Basic and diluted weighted average shares outstanding       227,321,840      227,321,840
                                                          =============    =============


               See accompanying summary of accounting policies and
              notes to condensed consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three months ended
                                                                           March 31,
                                                                   --------------------------
                                                                       2006           2005
                                                                   -----------    -----------
Cash Flows From Operating Activities
       Net Income (Loss)                                           $  (945,824)   $  (470,639)
       Adjustments to reconcile net loss to net cash provided by
       operating activities
            Depreciation                                                38,894         37,014
            Minority interest                                          (18,109)       (11,959)
            Changes in
               Accounts receivable, net and other receivable           348,293     (1,781,768)
               Properties held for resale                              252,996
               Advances to suppliers                                   196,637        (68,500)
               Construction-in-progress                              2,729,019     (1,308,077)
               Accounts payable and other payables                    (567,548)       (41,825)
               Advances from buyers                                 (1,716,776)     1,167,118
               Income and other taxes payable                          364,016       (138,362)
                                                                   -----------    -----------
            Net Cash Flows From Operating Activities                   681,598     (2,616,998)

Cash Flows From Investing Activities
       Purchases/transfer of fixed assets                               (2,366)    (1,179,099)
                                                                   -----------    -----------
            Net Cash Provided (Used) by Investing Activities            (2,366)    (1,179,099)

Cash Flows from Financing Activities
       Loan proceeds                                                        --      1,554,364
       Principal loans repayments                                     (404,225)            --
       Capital distribution                                                 --        (23,902)
       Advances to directors and affiliated companies               (1,115,309)       360,637
                                                                   -----------    -----------
            Net Cash Provided (Used) by Financing Activities        (1,519,534)     1,891,099
                                                                   -----------    -----------

       Foreign currency translation adjustment                           3,814
                                                                   -----------    -----------

Increase (Decrease) in Cash                                           (836,488)    (1,904,998)
Cash at Beginning of Year                                            2,858,344      4,251,678
                                                                   -----------    -----------
Cash at End of Year                                                $ 2,021,856    $ 2,346,680
                                                                   ===========    ===========

Supplemental disclosure of cash flow information
       Interest Paid in Cash                                       $    57,883    $    45,996
                                                                   ===========    ===========
       Enterprise income taxes paid                                $   332,251             --
                                                                   ===========    ===========


               See accompanying summary of accounting policies and
              notes to condensed consolidated financial statements.

                         XERION ECOSOLUTIONS GROUP INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      At March 31,2006 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation and indirectly 97% of the equity in Town House Land
      (USA) Inc. Collectively hereinafter, Town House Land, Wuhan Town House, Town House Land (Miami) Corporation and Town House Land (USA), Inc., are referred to as "the Company".

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

      The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through March 31, 2006 was The People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

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

      Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three months ended March 31, 2006 and 2005.

      CONSTRUCTION-IN-PROGRESS - Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights costs, development expenditures, and professional fees during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

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

      Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable. COST OF PROPERTIES SOLD - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $240,546 and $0 for the three months ended March 31, 2006 and 2005, respectively.

      ADVERTISING - Advertising costs are expensed as incurred. During the three months ended March 31, 2006 and 2005, the Company incurred advertising expenses of $9,318 and $725 respectively.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2006 because of the relatively short-term maturity of these instruments.

      EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2005 and 2006 were computing assuming the reorganization occurred on January 1, 2004.

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

      RECLASSIFICATIONS - Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      At March 31, 2006, the Company had $1,940,148 cash in banks located in The People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the Federal Deposit Insurance Corporation on funds held in United States banks.

      Substantially all of the Company's operations are in the PRC other than three significant real estate holdings in the United States.

      The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $246,492 and $738,124 as of March 31, 2006 and 2005, respectively, were collateralized by real estate.

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

      Accounts receivable consist of the following as of March 31, 2006:

      Accounts receivable                                           $   691,813
      Less: Provision for doubtful debts                               (445,321)
                                                                    -----------
      Accounts receivable net of provision for doubtful debts       $   246,492
                                                                    -----------

5. PROPERTIES HELD FOR RESALE

      As of March 31, 2006, the Company had the following properties held for resale:

      General Garden                                                $    13,278
      Garden of Eden                                                         --
      Diamond Mansion Phase I Residential                                28,289
      Diamond Mansion Phase I Commercial                              3,575,458
      Diamond Mansion Phase 2                                           283,161
      Gutian Apartments                                                 219,546
      Wuhan Town House Plaza                                            221,549

      Other                                                              92,478
                                                                    ===========

      Total                                                         $ 4,433,759
                                                                    ===========

6. PROPERTIES AND EQUIPMENT

      Properties and equipment as of March 31, 2006, stated at cost less accumulated depreciation and amortization, consist of:


      Land use rights and buildings                                 $ 2,545,210
      Plant and machineries                                              30,210
      Motor vehicles                                                    572,876
      Office equipment                                                  225,353
                                                                    -----------
                                                                      3,373,649
      Less: Accumulated depreciation and amortization                  (508,322)
                                                                    -----------
                                                                    $ 2,865,327
                                                                    ===========

      As of March 31, 2006, the Company owned three tracks of land located in the United States which it was holding for development. The cost basis in this land at March 31, 2006 was $4,760,916. At March 31, 2006, substantially all of this land was pledged as collateral on various loans.

7. CONSTRUCTION-IN-PROGRESS

      Construction-in-progress represents three combined residential and commercial projects. Construction-in-progress represents the cost of the land use rights, capitalized interest expenses, related pre-approval capital expenditures and government approval fees. A detail of these costs by project as of March 31, 2006 is as follows:

      Diamond Mansion Phase II                                       $  450,458
      YiChang Town House Plaza                                        5,042,143
                                                                     ----------

                                                                     $5,492,601
                                                                     ==========

      YiChang Town House Plaza construction-in-progress is pledged as collateral on certain short-term and long-term borrowings of Wu Han Town House.

      During the three months ended March 31, 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Provence to build access roads. This resulted in an impairment loss of $956,855.

8. ADVANCES FROM BUYERS

      Advances from buyers represented deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as of the balance sheet date. The deposits from such property buyers for residential properties to be transferred in the subsequent years are carried forward as deferred revenue.

9.TRANSACTIONS WITH RELATED PARTIES

      Amounts due from/(to) directors and officers at March 31, 2006 are as follows:

      Fang Zhong (Director)                                         $ 2,111,258
      Hu Min (Director)                                                   5,970
      Luo Yun Fang (Director)                                              (586)
      Fang Wei Jun (Director)                                              (440)
      Fang Hui (Deceased)                                                  (440)
      Fang Wei Feng (Director)                                          (70,508)
                                                                    -----------
                                                                    $ 2,045,254
                                                                    ===========

      The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

      During the three months ended March 31, 2006 Fang Zhong received $1,115,309 in advances from the Company. Of these advances, $546,271 went to Wuhan Pacific Shopping Mall Limited pursuant to a guarantee of Fang Zhong

10. OTHER TAXES PAYABLE

      Other tax payables at March 31, 2006 consist of the following:

      Business tax                                                  $ 1,426,703
      Other taxes                                                       502,922
                                                                    -----------

                                                                    $ 1,929,625
                                                                    ===========

11. SHORT-TERM LOANS

      The Company had the following short-term loans at March 31, 2006:

           Wu Han Town House short-term bank loan,
           secured by residential units of Town House
           Plaza, interest at 120% of the national rate,
           paid periodically, due on February 7, 2006.              $  276,588

           Town House Land (Miami) short-term bank loan,
           secured by real estate property in the United
           States, interest at 1% over prime (8.250% at
           December 31, 2005), principle due on
           December 31, 2006.                                          800,000

           Wuhan Town House short-term bank loan,
           secured by corporate guarantee, interest
           at 6.696% paid periodically, principle due on
           December 31, 2007.                                          692,176

           Wuhan Town House short-term bank loan,
           secured by YiChang Project construction-
           in-progress, interest at 115% of the national
           rate, principle due based upon a percentage
           of sales through December 20, 2006.                       1,726,264

           Town House Land (USA) short-term bank loan,
           secured by real estate property in the United
           States, interest at Far East Bank Prime Rate
           Plus 1% (7.0% at September 30, 2005) paid
           periodically, principle due on
           May 1, 2006.                                                760,000

           Wu Han Town House short-term loan from a
           financial institution, secured by real property,
           interest at Far East Bank Prime Rate plus 1%
           (7.0% at September 30, 2005) paid periodically,
           principle due on May 1, 2006.                               100,000

           Town House Land short-term loan from a
           financial institution, secured by 433,000 shares
           of Town House Land stock issued to a director,
           interest at 20% paid periodically, principle due on
           October 25, 2005.                                            95,000

           Wuhan Town House short-term bank loan,
           Secured by YiChang Project construction-
           in-progress, interest at 120% of national
           rate paid periodically, principle due based
           upon a percentage of sales through
           February 28, 2007.                                          246,609

           Hire purchase                                                 9,692

           Indirect financing                                          301,973
                                                                   -----------

                                                                   $ 5,008,302
                                                                   ===========

12. INCOME TAX

      Provision for The People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

      For the three months ended March 31, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

      EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

      A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

                                                        2006          2005
                                                      ---------    ---------

      Computed tax at Federal statutory rate of 34%   $(254,608)   $(160,017)

      Difference primarily attributable to EIT tax
      assessed on gross real estate sales and
      adjustments to prior years tax liabilities
      based on assessments from the PRC taxing
      authorities                                        42,362      160,017
                                                      ---------    ---------
      Provision for (benefit from) income taxes       $(212,246)   $      --
                                                      =========    =========

13. COMMITMENTS

      As of March 31, 2006, the Company had contractual commitments on construction projects totaling $18,383,935; commitments for lease expenditures of $32,389; and an advertising commitment of $22,389.

      During January of 2005, the Company and Fang Johnson entered into a three year commitment to advance up to Rmb. 30,000,000 ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Johnson has personally guaranteed the repayment of these advances. As of March 31, 2006, the Company had advanced a total of $3,278,774 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Johnson.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      This Form 10-QSB contains forward-looking statements that involve substantial risks of uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss its future expectations, contain projections of its future results of operations or of its financial condition or state other "forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors listed above in the section captioned "Risk Factors", as well as any differ materially from the expectations the Company describe in its forward-looking statements.

Results of Operations

Comparison of operations for the three months ended March 31, 2006 with the three months ended March 31, 2005:

Revenues

      Sales revenues increased by $4,287,805 or 100%, in 2006 from $0.00 in 2005. The favorable variance in sales revenue was mainly attributable to sale of units that became available for sale in 2006 that where under construction in 2005.

      o Sales of residential properties were $3,712,110 for the three months ended March 31, 2006. The percentage of residential sales to total sales was 86.5% for 2005.

      o Sales of commercial properties were $575,695 for the three months ended March 31, 2006. The percentage of commercial sales to total sales was 13.5% 2005.

Cost of Goods Sold

      Cost of properties sold increased to $3,279,050 for the three months ended March 31, 2006. The costs of properties sold are for the 6 commercial units and 170 residential units sold during the quarter. Cost of properties sold also include $240,546 of construction and sales taxes associated with the units sold during the three months ended March 31, 2006

Operating and other expenses

      Selling expenses increased by $50,135, or 45%, to $159,968 in 2006 from $109,833 in 2005, primarily as a result of the following:

      o Advertising expenses increased by $8,593, or 1,185%, due to advertising to stimulate pre-sales of the soon to be completed of Town House Plaza.

      o Promotional expenses increased by $48,788, or 229%, due to more promotional activities in new and existing markets.

      Administrative expenses increased by $279,577, or 50%, to $557,923 in 2006 from $278,346 in 2005, primarily as a result of the following:

      o Salaries of administrative staff increased by $149,023, or 176%, due to an increase in bonuses and average monthly salaries

      o Legal and professional fees increased by $29,633, or 590%, as a result of increases legal services during 2006.

      o Other tax expenses increased by $44,500, or 9,251% as a result of increases in stamp duty, property duty and licenses duty paid.

      o Rental expense increased $18,986, or 453%, as a result of new offices established in Miami and additional sales office in Yichang.

      Depreciation expense increased by $1,880, or 5%, to $38,894 in 2006 from $37,014 in 2005. This increase is primarily attributable to the purchase of additional assets during 2005.

      Impairment loss of $956,855 due to the termination of the Jing Qi project. The Jing Qi project has been suspended for many years waiting for the construction of a public road near the project. Because the status of the road construction could not be determined with any degree of certainty the Company has canceled the project.

      Interest and finance costs increased by $7,926, or 16%, to $57,833 in 2006 from $49,957 in 2005. This increase is primarily a result of an increase interest expense related to short term loans coupled with bank handling charges.

Liquidity and Capital Resources

      As of March 31, 2006, the Company had a working capital deficit of $6,075,629

Cash flows

Operating. Net cash flow provided by operating activities increased by $3,298,626, or 1,260%, to $681,628 in 2006 from $(2,616,998) in 2005. This increase is primarily attributable to the increase in sales during 2006 as compared to 2005 discussed above.

Investing. Cash used in investing activities decreased $1,176,733 to $2,366 in 2006 from $1,179,099 in 2005. This decrease is primarily attributable to the Acquisition of properties in 2005.

Financing. The Company has repaid $404,225 of borrowings in 2006 compared to $1,554,364 in loan proceeds in 2005. This change is primarily a result of completing projects and paying down financing. The Company paid cash advances to directors and affiliated companies of $1,115,309 in 2006.

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

      At March 31, 2006, the Company had $1,940,148 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

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

      Cost of properties sold - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $240,546 and $0.00 for the three months ended March 31, 2006 and 2005, respectively.

      Advertising - Advertising costs are expensed as incurred. During the three months ended March 31, 2006 and 2005, the Company incurred advertising expenses of $9,318 and $725 respectively.

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

      Enterprise income tax

      Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the three months ended March 31, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit in 2005 of $1,484,799.

      Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

      Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2006 because of the relatively short-term maturity of these instruments.

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

      Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

(1) Caution Regarding Forward-Looking Information

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(5) Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of March 31, 2006:

                                           Less Than
                              Total         One Year      1-3 Years      Thereafter
                           ------------   ------------   ------------   ------------
Advances from Buyers       $  3,736,442   $  3,736,442             --             --

Notes Payable                 5,008,302      5,008,302              ~              ~

Operation Leases                 54,682         54,682              ~              ~

Construction Commitments     18,383,935     18,383,935              ~              ~
                           ------------   ------------   ------------   ------------
                           $ 27,183,361   $ 27,183,361   $         --   $         --
                           ============   ============   ============   ============

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company recently filed a Schedule 14C Information Statement with the U.S. Securities and Exchange Commission regarding a special meeting of the stockholders of the Company to be held on May 31, 2006, at 3:00 p.m. local time, at 55 South Lake Avenue, Pasadena, CA 91101, for the purpose of approving the following proposals:

      (1) To approve the reincorporation of the Company from the State of Colorado to the State of Nevada, including the change of our corporate name to "SINO-American Development Corporation" ("SADC") and a change in the par value of preferred stock to $0.001 par value per share from no par value and our authorized shares from 300,000,000 to 150,000,000;

      (2) To approve a one-for-eight (1-for-8) reverse split of the currently issued and outstanding Common Stock of the Company;

      (3) To elect members to the Board of Directors of the Company consisting of five persons: Mr. Fang Zhong, Mr. Yang Jeongho, Mr. Fang Wei Feng, Mr. Fang Wei Jun, and Mr. Dick R. Lee;

      (4)   To approve the 2006 Stock Option, SAR and Stock Bonus Plan;

      (5) To approve the appointment of Murrell, Hall, McIntosh & Co., PLLP as the registered public accounting firm of the Company for its fiscal year ending December 31, 2006; and

      (6) To consider and act upon such other business as may properly come before the meeting or any adjournment thereof.

ITEMS 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      3(i)  Articles of Incorporation and Amendments

            3.1 Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado is incorporated herein by reference to exhibit 3.1 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.2 Articles of Amendment to the Articles of Incorporation filed July 3, 1989 is incorporated herein by reference to exhibit
                  3.2 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.3 Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc. is incorporated herein by reference to exhibit 3.3 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.4 Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes is incorporated herein by reference to exhibit 3.4 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.5 Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001, is incorporated herein by reference to exhibit 3.5 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.6 Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors is incorporated herein by reference to exhibit 3.6 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.7 Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws is incorporated herein by reference to exhibit 3.7 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.8 Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation is incorporated herein by reference to exhibit 3.8 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.

            3.9 Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc. is incorporated herein by reference to exhibit 3.9 to the Form 10-KSB annual report filed by the Company for the year ended December 31, 2005.


            3(ii) Bylaws of the Company is incorporated herein by reference to exhibit 3(ii) of Form 10-QSB filed by the Company for its fiscal year ended December 31, 2005.

            21. List of the subsidiaries of the Company is incorporated herein by reference to Exhibit 21 to the Form 10-KSB annual report of the Company for the year ended December 31, 2006.

            99.1 Charter of the Compensation Committee of the Board of Directors is incorporated herein by reference to exhibit 99.1 to the Form 10-KSB annual report filed by the Company for its fiscal year ended December 31, 2005.

            99.2 Charter of the Audit Committee of the Board of Directors is incorporated herein by reference to exhibit 99.2 to the Form 10-KSB annual report filed by the Company for its fiscal year ended December 31, 2005.

            31.1  Certification of Fang Zhong

            31.2  Certification of Lou Yun Fang

            32    Certification of Zhong Fang and Lou Yun Fang


(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Xerion EcoSolutions Group Inc.

Date: May 14, 2006                 By:
                                   ---------------------------------------------
                                   Fang Zhong
                                   Chief Executive Officer and President