Form 10QSB
period 2006-06-30
SINO-American Development CORP
filed 2006-09-07
CIK 1000686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number: 0-26760

                      SINO-AMERICAN DEVELOPMENT CORPORATION

                    Nevada                             20-5065416
     ---------------------------------          ------------------------
        (State or other jurisdiction            (IRS Employer ID Number)
     of incorporation or organization)

                           1427 West Valley Boulevard
                                    Suite 101
                               Alhambra, CA 91803
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (604) 902 0178
                           ---------------------------
                           (Issuer's telephone number)


                         Xerion EcoSolutions Group Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (of for such shorter period than that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 28, 2006, 28,416,500 shares.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     SINO-AMERICAN DEVELOPMENT CORPORATION.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Condensed Consolidated Balance Sheet as of June 30, 2006...............1

        Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006, and 2005....................2

        Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2006, and 2005....................3

        Notes to the Condensed Consolidated Financial Statements...............4

Item 2. Management's Discussion and Analysis or Plan of Operations............13

Item 3. Controls and Procedures ..............................................17


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........18

Item 3. Defaults upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................18

Item 6. Exhibits .............................................................18

Signatures....................................................................19

Item 1. Financial statements.

                      SINO-AMERICAN DEVELOPMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets
      Cash and equivalents                                                $  2,198,268
      Accounts receivable, net of allowance of $418,737                        316,546
      Construction in progress                                               6,949,941
      Properties held for resale                                             9,771,181
                                                                          ------------
           Total Current Assets                                             19,235,936

Land held for development                                                    4,826,378
Property and equipment, net of accumulated depreciation                      2,874,271
                                                                          ------------

                                                                          $ 26,936,585
                                                                          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable and accrued expenses                               $  2,100,282
      Accrued construction costs                                             8,616,730
      Advances from buyers                                                   5,562,557
      Enterprise taxes payable                                                 459,139
      Other taxes payables                                                   1,542,231
      Short-term loans                                                       4,833,711
                                                                          ------------
           Total Current Liabilities                                        23,114,650

Long-term Liabilities                                                           97,082

Minority Interest                                                              211,303
                                                                          ------------

Stockholders' Equity
      Common stock, par value $0.001, 150,000,000 shares authorized,
           28,415,230 shares issued and outstanding at June 30, 2006            28,415
      Preferred stock, par value $0.001, 50,000,000 shares authorized,
           no shares issued and outstanding at June 30, 2006                        --
      Additional paid in capital                                             5,946,588
      Retained deficit                                                      (1,338,514)
      Accumulated other comprehensive income                                   582,711
                                                                          ------------
           Total stockholders' equity before advances offset                 5,219,200

      Advances to directors                                                 (1,705,650)
                                                                          ------------
           Total stockholders' equity, net of advances offset                3,513,550

                                                                          ------------
                                                                          $ 26,936,585
                                                                          ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      SINO-AMERICAN DEVELOPMENT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended               Six months ended
                                                                        June 30,                         June 30,
                                                           -----------------------------     -----------------------------
                                                                2006             2005             2006             2005
                                                           ------------     ------------     ------------     ------------
Sales Revenues                                             $    597,923     $  5,193,341     $  4,885,728     $  5,193,341

Cost of properties sold                                       1,587,484        4,134,499        4,866,534        4,134,499
                                                           ------------     ------------     ------------     ------------

Gross profit (loss)                                            (989,561)       1,058,842           19,194        1,058,842
                                                           ------------     ------------     ------------     ------------

Selling, general and administrative expense
     Selling expenses                                            13,621          239,156          173,589          348,989
     Depreciation expense                                        62,482           37,700          101,376           74,714
     Impairment loss                                          2,289,176               --        3,246,031               --
     General and administrative epenses                         510,358          289,454        1,068,281          567,800
                                                           ------------     ------------     ------------     ------------
                                                              2,875,637          566,310        4,589,277          991,503
                                                           ------------     ------------     ------------     ------------

Income (loss) from operations                                (3,865,198)         492,532       (4,570,083)          67,339

Other income (expense)
     Other revenues                                               4,464           29,476            6,575           33,987
     Interest and finance costs                                 (74,852)         (66,391)        (132,735)        (116,348)
                                                           ------------     ------------     ------------     ------------
                                                                (70,388)         (36,915)        (126,160)         (82,361)
                                                           ------------     ------------     ------------     ------------

Net income before income taxes and minority interest         (3,935,586)         455,617       (4,696,243)         (15,022)
(Provision for) benefit from income taxes                       (29,598)         697,046         (241,844)         697,046
                                                           ------------     ------------     ------------     ------------

Net income before minority interest                          (3,965,184)       1,152,663       (4,938,087)         682,024
Minority interest in (earnings) loss                            114,068          (25,861)         141,177          (25,861)
                                                           ------------     ------------     ------------     ------------

Net income (loss)                                          $ (3,851,116)    $  1,126,802     $ (4,796,910)    $    656,163
                                                           ------------     ------------     ------------     ------------

Other comprehensive income                                 $    316,188     $         --     $    320,002     $         --
                                                           ------------     ------------     ------------     ------------

Total comprehensive income (loss)                          $ (3,534,928)    $   (470,639)    $ (4,476,908)    $    656,163
                                                           ============     ============     ============     ============

Basic and diluted earnings (loss) per share                $      (0.14)    $      (0.02)    $      (0.17)    $       0.02
                                                           ============     ============     ============     ============

Basic and diluted comprehensive income (loss) per share    $      (0.12)    $      (0.02)    $      (0.16)    $       0.02
                                                           ============     ============     ============     ============

Basic and diluted weighted average shares outstanding        28,415,230       28,415,230       28,415,230       28,415,230
                                                           ============     ============     ============     ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      SINO-AMERICAN DEVELOPMENT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six months ended
                                                                              June 30,
                                                                    ---------------------------
                                                                        2006            2005
                                                                    -----------     -----------
Cash Flows From Operating Activities
       Net Income (Loss)                                            $(4,796,910)    $   656,163
       Adjustments to reconcile net loss to net cash provided by
       operating activities
            Depreciation                                                101,376          74,714
            Minority interest                                          (141,177)         25,861
            Impairment of properties                                  3,246,031              --
            Changes in
               Accounts receivable, net and other receivable            278,239        (436,417)
               Properties held for resale                            (8,330,457)     (1,543,391)
               Advances to suppliers                                    196,637        (497,526)
               Construction-in-progress                               9,888,409       1,797,823
               Accounts payable and other payables                     (459,475)        549,590
               Advances from buyers                                     109,339        (357,801)
               Income and other taxes payable                           324,603        (667,324)
                                                                    -----------     -----------
            Net Cash Flows From (Used By) Operating Activities          416,615        (398,308)

Cash Flows From Investing Activities
       Purchase of land held for development                                 --      (4,767,303)
       Purchases/transfer of fixed assets                              (139,254)        (36,468)
                                                                    -----------     -----------
            Net Cash Provided (Used) by Investing Activities           (139,254)     (4,803,771)

Cash Flows from Financing Activities
       Loan proceeds                                                    428,710       6,427,793
       Principal loans repayments                                      (910,444)        (90,245)
       Minority interest in capital contributions                            --          69,901
       Advances to directors and affiliated companies                  (775,705)       (351,533)
                                                                    -----------     -----------
            Net Cash Provided (Used) by Financing Activities         (1,257,439)      6,055,916
                                                                    -----------     -----------

       Foreign currency translation adjustment                          320,002              --
                                                                    -----------     -----------

Increase (Decrease) in Cash                                            (660,076)        853,837
Cash at Beginning of Year                                             2,858,344       4,251,678
                                                                    -----------     -----------
Cash at End of Year                                                 $ 2,198,268     $ 5,105,515
                                                                    ===========     ===========

Supplemental disclosure of cash flow information
       Interest Paid in Cash                                        $   132,735     $   395,134
                                                                    ===========     ===========
       Enterprise income taxes paid                                 $        --     $        --
                                                                    ===========     ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      SINO-AMERICAN DEVELOPMENT CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

      ORGANIZATIONAL STRUCTURE

      SINO-American Development Corporation, (the "Company") was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003, as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc. and was engaged in the business of developing gold extraction technology for the mining industry until it became inactive in 2004.

      In October of 2005, the Company entered into a stock exchange agreement with Town House Land Limited (`Town House") whereby the Company issued stock equal to 98.75% in its ownership in exchange for 100% of the ownership interest in Town House.

      This transaction was treated as a recapitalization of Town House for financial reporting purposes.

      On June 16, 2006, the shareholders elected to reincorporate the Company from the State of Colorado to the State of Nevada and to change its name to SINO-American Development Corporation. The Company also approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

      At June 30, 2006 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation and indirectly 97% of the equity in Town House Land
      (USA) Inc. Collectively hereinafter, Town House Land, Wuhan Town House, Town House Land (Miami) Corporation and Town House Land (USA), Inc., are referred to as "the Company".

      Wuhan Town House Land Limited ("Wuhan Town House") (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (Rmb. 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of Rmb.10,000,000, (2) have engineering and staff of not less than 12 people, (3) should have completed at least 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent.

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

      The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through June 30, 2006 was The People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies:

      BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.

      CONSOLIDATION POLICY - The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

      CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants. As of June 30, 2006 there were no restrictions on the Company's cash balances.

      ACCOUNTS RECEIVABLE - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable in the balance sheet is stated net of such provision.

      PROPERTIES HELD FOR SALE - Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interest and any overhead costs incurred in bringing the developed properties to their present location and condition.

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

      Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the six months ended June 30, 2006 and 2005.

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

      COST OF PROPERTIES SOLD - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $283,423 and $296,663 for the six months ended June 30, 2006 and 2005, respectively.

      ADVERTISING - Advertising costs are expensed as incurred. During the six months ended June 30, 2006 and 2005, the Company incurred advertising expenses of $16,600 and $172,347 respectively.

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

      Enterprise income tax

      Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the years ended December 31, 2005 and 2004, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit of $697,046 during the six months ended June 30, 2006.

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

      For the six months ended June 30, 2006 and 2005, the Company's pension cost charged to the statements of operations under the plan amounted to $3,234 and $4,814, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2006 because of the relatively short-term maturity of these instruments.

      EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earnings per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

      On June 16, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

3.    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      At June 30, 2006, the Company had $2,121,276 cash in banks located in The People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

      Substantially all of the Company's operations are in the PRC other than three significant undeveloped real estate holdings in the United States.

      The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $316,546 and $1,289,932 as of June 30, 2006 and 2005, respectively, were collateralized by real estate.

4.    ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

      Accounts receivable consist of the following as of June 30, 2006:

      Accounts receivable                                         $  735,283
      Less: Provision for doubtful debts                            (418,737)
                                                                  ----------
      Accounts receivable net of provision for doubtful debts     $  316,546
                                                                  ----------

5.    PROPERTIES HELD FOR RESALE

      As of June 30, 2006, the Company had the following properties held for resale:

      General Garden                                              $   13,461
      Diamond Mansion Phase I Residential                             28,678
      Diamond Mansion Phase I Commercial                           1,335,446
      Diamond Mansion Phase 2                                        287,055
      Gutian Apartments                                              222,565
      Wuhan Town House Plaza                                         197,580
      YiChang Town House Plaza Commercial                          2,111,016
      YiChang Town House Plaza Residential                         5,481,630
      Other                                                           93,750
                                                                  ==========
      Total                                                       $9,771,181
                                                                  ==========

      During the quarter ended June 30, 2006, management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling. This resulted in impairment in value of $2,289,176 on these properties as residential properties have a significantly lower retail value than commercial properties.

      During the quarter ended June 30, 2006 the Company revised its cost estimates to complete the YiChang Town House Plaza project. These upward revisions resulted in an increase in cost of sales during the second quarter to reflect both additional cost associated with sales made in the first quarter as well as costs incurred on sales during the second quarter. Management anticipates that it will be able to recover its costs in remaining unsold and uncompleted units on this project

6.    PROPERTIES AND EQUIPMENT

      Properties and equipment as of June 30, 2006, stated at cost less accumulated depreciation and amortization, consist of:


      Land use rights and buildings                            $ 2,516,903
      Plant and machineries                                         30,625
      Motor vehicles                                               677,500
      Office equipment                                             198,834
      Furniture and fixtures                                        30,497
                                                               -----------
                                                                 3,454,359
      Less: Accumulated depreciation and amortization             (580,088)
                                                               -----------
                                                               $ 2,874,271
                                                               ===========

      As of June 30, 2006, the Company owned three tracts of land located in the United States which it was holding for development. The cost basis in this land at June 30, 2006 was $4,826,378. At June 30, 2006, substantially all of this land was pledged as collateral on various loans.

7.    CONSTRUCTION-IN-PROGRESS

      Construction-in-progress represents the cost of the land use rights, capitalized interest expenses, related pre-approval capital expenditures and government approval fees. A detail of these costs by project as of June 30, 2006 is as follows:

      YiChang Town House Plaza                                   6,949,941
                                                                ----------

                                                                $6,949,941
                                                                ==========

      YiChang Town House Plaza construction-in-progress is pledged as collateral on certain short-term and long-term borrowings of Wu Han Town House.

      During the first quarter of 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $956,855.

8.    ADVANCES FROM BUYERS

      Advances from buyers represented deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as at the balance sheets date. The deposits from such property buyers for residential properties to be transferred in the subsequent years are carried forward as deferred revenue.

9.    TRANSACTIONS WITH RELATED PARTIES

      Amounts due from/(to) directors at June 30, 2006 are as follows:


      Fang Zhong (Director)                       $ 1,701,910
      Hu Min (Director)                                45,420
      Fang Wei Jun (Director)                          39,010
      Fang Wei Feng (Director)                        (80,690)
                                                  -----------
                                                  $ 1,705,650
                                                  ===========

      The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

      During the six months ended June 30, 2006 Fang Zhong received $684,506 in advances from the Company. Of these advances, $546,271 went to Wuhan Pacific Shopping Mall Limited pursuant to a guarantee of Fang Zhong.

10.   OTHER TAXES PAYABLE

      Other tax payables at June 30, 2006 consist of the following:

      Business tax                                 $1,313,541
      Other taxes                                     228,690
                                                   ----------

                                                   $1,542,231
                                                   ==========

11.   SHORT-TERM LOANS

      The Company had the following short-term loans at June 30, 2006:

      Wu Han Town House short-term bank loan, secured by
      residential units of Town House Plaza, interest at 120%
      of the national rate, paid periodically, due on February
      7, 2006.                                                      $  168,309

      Town House Land (Miami) short-term bank loan, secured by
      real estate property in the United States, interest at
      1% over prime (8.250% at December 31, 2005), principal
      due on December 31, 2006.                                        800,000

      Wuhan Town House short-term bank loan, secured by
      corporate guarantee, interest at 6.696% paid
      periodically, principal due on December 31, 2007.                701,693

      Wuhan Town House short-term bank loan, secured by
      YiChang Project construction- in-progress, interest at
      115% of the national rate, principal due based upon a
      percentage of sales through December 20, 2006.                 1,687,500

      Town House Land (USA) short-term bank loan, secured by
      real estate property in the United States, interest at
      Far East Bank Prime Rate Plus 1% (7.0% at September 30,
      2005) paid periodically, principal due on May 1, 2006.
                                                                       760,000
      Town House Land (Miami) short-term loan from a financial
      institution, secured by real property, interest at Far
      East Bank Prime Rate plus 1% (7.25% at September 30,
      2005) paid periodically, principal due on September 1,
      2006.                                                            100,000

      Wuhan Town House short-term bank loan, Secured by
      YiChang Project construction- in-progress, interest at
      115% of national rate paid periodically, principal due
      based upon a percentage of sales through February 28,
      2007.                                                            187,500


      Indirect financing                                                428,709
                                                                    -----------

                                                                     $4,833,711
                                                                    ===========

12.   EQUITY

      On June 16, 2006, the shareholders elected to reincorporate the Company from the State of Colorado to the State of Nevada and to change the name to SINO-American Development Corporation. The Company also approved an 8 for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

      The Common Stock retained a par value of $.001 per share but the authorized capital was reduced from 300,000,000 shares to 150,000,000 shares. The preferred stock, of which there was none outstanding at June 30, 2006 was changed to a par value of $.001 per share from no par.


13.   INCOME TAX

      Provision for The People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

      For the six months ended June 30, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

      EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

      A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

                                                                                  2006            2005
                                                                              -----------     -----------
      Computed tax at Federal statutory rate of 34%                           $(1,630,949)    $    (5,107)

      Difference primarily attributable to EIT tax assessed on gross real estate sales and adjustments to prior years tax liabilities based on assessments from the PRC taxing
      authorities                                                               1,872,793        (691,939)
                                                                              -----------     -----------
      Provision for (benefit from) income taxes                               $   241,844     $  (697,046)
                                                                              ===========     ===========

14.   COMMITMENTS

      As of June 30, 2006 the Company had contractual commitments of the construction projects totaling $6,251,250; commitments for lease expenditures of $7,500; and an advertising commitment of $22,697.

      During January of 2005, the Company and Fang Zhong entered into a three year commitment to advance up to 30,000,000 Rmb. ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Zhong has personally guaranteed the repayment of these advances. As of June 30, 2006, the Company had advanced a total of $3,278,774 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Zhong.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Comparison of operations for the three months ended June 30, 2006 with the three months ended June 30, 2005:

Revenues

      Sales revenues decreased by $4,595,418 or 88%, in 2006 from $5,193,341 in 2005 to $597,923 in 2006. The unfavorable variance in sales revenue was mainly attributable to sale of only 25 residential units from YiChang Town House Plaza and no sales generated from Wuhan Town House Plaza for which the Company had sales of 176 units during the comparable period in 2005.

o Sales of residential properties were $597,923 for the three months ended June 30, 2006. There were no commercial properties sold during this period.

Cost of Goods Sold

      Cost of properties sold decreased to $1,587,484 for the three months ended June 30, 2006 from $4,134,499 during the comparable period in 2005. This decrease is due primarily to two factors (1) an 88% decrease in sales revenues offset in part by (2) a change in the estimated cost of construction on the YiChang Town House Plaza project resulted in an increase to cost allocated to sold units, for which some of the units had been sold during the previous quarter.

Operating and other expenses

      Selling expenses decreased by $159,968, or 92%, to $13,621 in 2006 from $239,156 in 2005, primarily as a result of the following:

o Advertising expenses decreased by 96%, due to the cessation of advertising to stimulate sales of the Wuhan Town House Plaza.

o Administrative expenses increased by $220,904, or 76%, to $510,358 in 2006 from $289,454 in 2005, primarily as a result of the following:

o Salaries of administrative staff increased by $103,518, or 167%, due to an increase in bonuses and average monthly salaries.

o Legal and professional fees increased by $96,951, or 3237%, as a result of increases in legal services during 2006.

o Other tax expenses increased by $24,886, or 296% as a result of increases in stamp duty, property duty and licenses duty paid.

      Depreciation expense increased by $24,783, or 66%, to $62,483 in 2006 from $37,770 in 2005. This increase is primarily attributable to the purchase of additional assets during 2006.

      Impairment loss of $2,289,176 due to management's decision to convert the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One to residential properties. This resulted in an impairment in value of $2,289,176 on these properties as residential properties have a significantly lower retail value than commercial properties.

Interest and finance costs increased by $7,921, or 12%, to $74,852 in 2006 from $66,391 in 2005. This increase is primarily a result of an increase interest expense related to short term loans coupled with bank handling charges.

Comparison of operations for the six months ended June 30, 2006 with the six months ended June 30, 2005:

Revenues

      Sales revenues decreased by $307,613 or 6%, in 2006 from $5,193,341 in 2005 to $4,885,728 during the comparable period in 2006.

o A 17.4% decrease in the average sales price per square meter from $462 per square meter to $382 per square meter due to the sales locations and mix of residential and commercial property sales.

o Partially offset by an increase in square meters sold of 3.5% or 439 square meters due to a sales at the new YiChang Town House Plaza during 2006, which exceeded sales at Wuhan Town House Plaza in 2005.

Cost of Goods Sold

      Cost of properties sold increased to $4,886,534 for the six months ended June 30, 2006 from $4,134,499 during the comparable period in 2005. This is due primarily to the fact that the Company revised its cost estimates to complete the YiChang Town House Plaza project. This upward revision resulted in a substantial increase in cost of sales during the second quarter to reflect both additional cost associated with sales made in the first quarter as well as costs incurred on sales during the second quarter. Management anticipates that it will be able to recover its costs in remaining unsold and uncompleted units on this project.

Operating and other expenses

      Selling expenses decreased by $175,400, or 50%, to $173,589 in 2006 from $348,989 in 2005, primarily as a result of the following:

o Advertising expenses decreased by $155,748, or 90%, due to the cessation of advertising to stimulate sales of the Wuhan Town House Plaza.

o Administrative expenses increased by $500,481, or 50%, to $1,068,281 in 2006 from $567,800 in 2005, primarily as a result of the following:

o Salaries of administrative staff increased by $247,850, or 169%, due to an increase in bonuses and average monthly salaries.

o Legal and professional fees increased by $126,585, or 365%, as a result of increases in legal services during 2006.

o Other tax expenses increased by $69,386, or 782% as a result of increases in stamp duty, property duty and licenses duty paid.

o Rental expense increased $26,662, or 36%, as a result of new offices established in Miami and an additional sales office in YiChang.

Depreciation expense

      Depreciation expense increased by $26,662, or 36%, to $101,376 in 2006 from $74,714 in 2005. This increase is primarily attributable to the purchase of additional assets during 2005.

Impairment losses

      Impairment loss of $956,855 due to the termination of the Jing Qi project. The Jing Qi project has been suspended for many years waiting for the construction of a public road near the project. Because the status of the road construction could not be determined with any degree of certainty the Company has canceled the project.

      Impairment loss of $2,289,176 due to the fact that management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling. This resulted in an impairment in the amount of $2,289,176 on these properties as residential properties have a significantly lower retail value than commercial properties.

Interest and Finance costs

      Interest and finance costs increased by $16,387, or 14%, to $132,735 in 2006 from $116,345 in 2005. This increase is primarily a result of an increase interest expense related to short term loans coupled with bank handling charges.

Liquidity and Capital Resources

As of June 30, 2006, the Company had a working capital deficit of $3,878,714.

Cash flows

Operating

      Net cash flow provided by operating activities increased by $814,923, or 205%, to $416,615 in 2006 from $(398,308) in 2005. This increase is primarily attributable to the collection of accounts receivable and increases in advances from buyers.

Investing

      Cash used in investing activities decreased $4,664,517 to $139,254 in 2006 from $4,803,771 in 2005. This decrease is primarily attributable to the acquisition of properties in 2005.

Financing

      The Company has net loan repayments of $481,734 in 2006 compared to net borrowing of $6,337,548 in 2005. This change is primarily a result of completing projects and paying down financing. The Company paid cash advances to directors and affiliated companies of $775,705 in 2006.

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

      At June 30, 2006, the Company had $2,121,276 cash in banks located in The People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

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

      Advertising - Advertising costs are expensed as incurred.

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

      Enterprise income tax

      Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the three months ended March 31, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit during the six months ended June 30, 2005 of $697,046.

      Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

      Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2006 because of the relatively short-term maturity of these instruments.

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

      Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

      On June 16, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

                           PART 2 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the stockholders of the Company was held on June 16, 2006, and the stockholders approved:

      1. the reincorporation of the Company from the State of Colorado to the State of Nevada, including the change of our corporate name to "SINO-American Development Corporation" and a change in the par value of preferred stock to $0.001 par value per share from no par value and a change in our authorized shares of common stock from 300,000,000 shares to 150,000,000 shares;

      2. a one-for-eight (1-for-8) reverse split of the issued and outstanding common stock of the Company;

      3. the election of members to the Board of Directors of the Company consisting of five persons: Mr. Fang Zhong, Mr. Yang Jeongho, Mr. Fang Wei Feng, Mr. Fang Wei Jun, and Mr. Dick R. Lee;

      4. the 2006 Stock Option, SAR and Stock Bonus Plan of the Company; and

      5. the appointment of Murrell, Hall, McIntosh & Co., PLLP as the registered public accounting firm of the Company for its fiscal year ending December 30, 2005.

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive
      Officer)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of August, 2006

SINO-AMERICAN DEVELOPMENT CORPORATION



                     /s/ Fang Zhong
                     ----------------------------------------------------------
                     Fang Zhong President, Chief Executive Officer and Director