Form 10QSB
period 2006-09-30
SINO-American Development CORP
filed 2006-12-07
CIK 1000686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission File Number: 0-26760

SINO-AMERICAN DEVELOPMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	20-5065416
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

1427 West Valley Boulevard
Suite 101
Alhambra, CA 91803

(Address of principal executive offices)

(604) 902 0178

(Issuer's telephone number)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (of for such shorter period than that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date as of December 5, 2006, 28,416,500 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINO-AMERICAN DEVELOPMENT CORPORATION

-i-

Item 1. Financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$1,781,452
Accounts receivable, net of allowance of $418,737	282,539
Properties held for resale	9,266,104
Total Current Assets	11,330,095

Land held for development	4,826,378
Property and equipment, net of accumulated depreciation	3,483,789
$19,640,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$841,209
Accrued construction costs	7,649,776
Advances from buyers	2,944,470
Enterprise taxes payable	774,015
Other taxes payables	1,748,028
Short-term loans	3,323,194
Total Current Liabilities	17,280,692

Long-term liabilities	88,626
Long-term loans, net of current portion	641,978
Minority Interest	230,197

Stockholders' Equity
Common stock, par value $0.001, 150,000,000 shares authorized,
28,415,230 shares issued and outstanding at
September 30, 2006	28,415
Additional paid in capital	5,946,588
Retained deficit	(3,170,376)
Accumulated other comprehensive income	301,625
Total stockholders' equity before advances offset	3,106,252

Advances to directors	(1,707,483)
Total stockholders' equity, net of advances offset	1,398,769
$19,640,262

See accompanying summary of accounting policies and notes to the condensed financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending		Nine months ending
	September 30,		September 30,
	2006	2005	2006	2005

Sales revenues	$6,524,081	$983,575	$11,409,809	$6,176,916
Cost of properties sold	6,397,059	610,287	11,263,593	4,744,786
Gross profit	127,022	373,288	146,216	1,432,130

Selling, general and administrative expense
Selling expenses	121,293	219,175	294,882	568,164
Depreciation expense	35,198	40,962	136,574	115,677
Impairment loss	982,786	—	4,225,949	—
General and administrative expenses	537,225	487,921	1,605,506	1,055,720
	1,676,502	748,058	6,262,911	1,739,561

Income (Loss) from operations	(1,549,480)	(374,770)	(6,116,695)	(307,431)

Other income (expense)
Other revenues (expense)	18,746	(9,482)	25,321	24,505
Interest and finance costs	(89,997)	(133,021)	(222,732)	(249,369)
	(71,251)	(142,503)	(197,411)	(224,864)

Net (loss) before income taxes and minority interest	(1,620,731)	(517,273)	(6,314,106)	(532,295)
(Provision for) benefit from income taxes	(307,906)	(40,906)	(549,750)	656,140

Net income(loss) before minority interest	(1,928,637)	(558,179)	(6,863,856)	123,845
Minority interest in (earnings) loss	93,907	13,796	235,084	(12,065)

Net income (loss)	$(1,834,730)	$(544,383)	$(6,628,772)	$111,780

Other comprehensive income(loss)	$(281,086)	$193,522	$38,916	$193,522

Total comprehensive income (loss)	$(2,115,816)	$(350,861)	$(6,589,856)	$305,302

Basic and diluted income (loss) per share	$(0.06)	$(0.02)	$(0.23)	$—

Basic and diluted comprehensive income (loss) per share	$(0.07)	$(0.01)	$(0.23)	$0.01

Basic and diluted weighted average shares outstanding	28,415,230	28,415,230	28,415,230	28,415,230

See accompanying summary of accounting policies and notes to the condensed financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net Income (Loss)	$(6,628,772)	$111,780
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation	136,574	115,677
Minority interest	(235,084)	12,066
Impairment of properties	4,225,949	—
Changes in
Accounts receivable, net and other receivable	312,246	97,589
Properties held for resale	(583,678)	(11,161)
Advances to suppliers	196,637	(11,610)
Construction-in-progress	—	(208,783)
Accounts payable and other payables	6,044,029	433,778
Advances from buyers	(2,508,748)	(666,508)
Income and other taxes payable	845,276	(606,936)
Net Cash Flows Provided (Used) By Operating Activities	1,804,429	(734,108)

Cash Flows From Investing Activities
Purchase of land held for development	—	(4,803,651)
Purchases/transfer of fixed assets	(783,970)	(78,575)
Net Cash Provided (Used) by Investing Activities	(783,970)	(4,882,226)

Cash Flows from Financing Activities
Loan proceeds	425,820	6,774,402
Principal loans repayments	(1,784,549)	(666,155)
Minority interest in capital contributions	—	69,901
Advances to directors and affiliated companies	(777,538)	(1,582,237)
Net Cash Provided (Used) by Financing Activities	(2,136,267)	4,595,911

Foreign currency translation adjustment	38,916	193,522

(Decrease) in Cash	(1,076,892)	(826,901)
Cash at Beginning of Year	2,858,344	4,251,678
Cash at End of Period	$1,781,452	$3,424,777

Supplemental disclosure of cash flow information
Interest Paid in Cash	$222,732	$245,031
Properties transferred from construction-in-progess
to properties held for sale	$8,221,620	$—

See accompanying summary of accounting policies and notes to the condensed financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

In October of 2005, the Company entered into a stock exchange agreement with Town House Land Limited ("Town House") whereby the Company issued stock equal to 98.75% in its ownership in exchange for 100% of the ownership interest in Town House.

This transaction was treated as a recapitalization of Town House for financial reporting purposes.

On May 31, 2006, the shareholders elected to reincorporate the Company from the state of Colorado to the state of Nevada and to change the name to SINO-American Development Corporation.  The Company also approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230.   The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

At September 30, 2006 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation and indirectly 97% of the equity in Town House Land (USA) Inc. Collectively hereinafter, Town House Land, Wuhan Town House, Town House Land (Miami) Corporation and Town House Land (USA), Inc., are referred to as "the Company".

Wuhan Town House Land Limited ("Wuhan Town House") (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (Rmb. 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of Rmb.10,000,000, (2) have engineering and staff of not less that 12 people, (3) should have completed at least 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent.

Subsequent recapitalizations during 2000 increased Wuhan Town House's registered capital to $6,038,647 and changed its classification to a second level property company. To meet the qualifications of a second level property company, the company must (1) have registered capital of Rmb. 40,000,000, (2) have engineering and management staff of not less than 24 people, (3) should have completed 150,000 square meters of accumulated areas completed within three years, (4) 100% pass rate in construction quality with 10% ranked as excellent, and (5) at least three years experience in property development. On August 15, 2003, Wuhan Town House entered into a reverse merger agreement with Town House Land Limited ("Town House Land").

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

The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through September 30, 2006 was The People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.	GOING CONCERN

The Company had a working capital deficit of $5,950,597 as of September 30, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies:

BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements have been prepared in compliance with Regulation S-B and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The factors discussed in Footnote 2 above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants. As of September 30, 2006 there were no restrictions on the Company’s cash balances.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the nine months ended September 30, 2006 and 2005.

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

COST OF PROPERTIES SOLD - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $571,719 and $339,222 for the nine months ended September 30, 2006 and 2005, respectively.

ADVERTISING - Advertising costs are expensed as incurred. During the nine months ended September 30, 2006 and 2005, the Company incurred advertising expenses of $73,783 and $327,116 respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the years ended December 31, 2005 and 2004, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit of $656,140 during the nine months ended September 30, 2005.

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

For the nine months ended September 30, 2006 and 2005, the Company's pension cost charged to the statements of operations under the plan amounted to $5,159 and $6,530, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2006 because of the relatively short-term maturity of these instruments.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earnings per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158

requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

RECLASSIFICATIONS - Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At September 30, 2006, the Company had $1,732,976 cash in banks located in The People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

Substantially all of the Company's operations are in the PRC other than three significant real estate holdings in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $282,539 and $791,321 as of September 30, 2006 and 2005, respectively, were collateralized by real estate.

5.	ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable consist of the following as of September 30, 2006:

Accounts receivable	$705,506
Less: Provision for doubtful debts	(422,967)
Accounts receivable net of provision for doubtful debts	$282,539

6.	PROPERTIES HELD FOR RESALE

As of September 30, 2006, the Company had the following properties held for resale:

General Garden	$13,597
Diamond Mansion Phase I Residential	28,968
Diamond Mansion Phase I Commercial	1,518,621
Diamond Mansion Phase 2	120,269
Gutian Apartments	224,813
Wuhan Town House Plaza	199,876
YiChang Town House Plaza Commercial	2,157,690
YiChang Town House Plaza Residential	4,907,573
Other	94,697
Total	$9,226,104

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

During the quarter ended September 30, 2006 the Company revised its sales revenues estimates related to the Yi Chang Town House Plaza project. Based on these revised estimates an impairment of $979,918 was recorded.

7.	PROPERTIES AND EQUIPMENT

Properties and equipment as of September 30, 2006, stated at cost less accumulated depreciation and amortization, consist of:

Land use rights and buildings	$3,156,624
Plant and machineries	30,934
Motor vehicles	683,366
Office equipment	203,675
Furniture and fixtures	30,497
4,105,096
Less: Accumulated depreciation and amortization	(621,307)
$3,483,789

As of September 30, 2006, the Company owned three tracts of land located in the United States which it was holding for development. The cost basis in this land at September 30, 2006 was $4,826,378. At September 30, 2006, substantially all of this land was pledged as collateral on various loans.

8.	CONSTRUCTION-IN-PROGRESS

During the first quarter of 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $956,855.

9.	ADVANCES FROM BUYERS

Advances from buyers represented deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as of the balance sheets date. The deposits from such property buyers for residential properties to be transferred in the subsequent years are carried forward as deferred revenue. Included in advances from buyers is $1,484,470 of deposits that are for property in the redevelopment of a portion of the Diamond Mansion project by Wuhan Pacific Shopping Mall Limited. The allocation of these deposits between the Company and Wuhan Pacific will be made when the redevelopment is complete.

10.	TRANSACTIONS WITH RELATED PARTIES

Amounts due from/(to) directors at September 30, 2006 are as follows:

Fang Zhong (Director)	$1,704,623
Hu Min (Director)	45,420
Fang Wei Jun (Director)	39,010
Fang Wei Feng (Director)	(81,570)
$1,707,483

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

During the nine months ended September 30, 2006 Fang Zhong received $700,113 in advances from the Company. Of these advances, $669,038 went to Wuhan Pacific Shopping Mall Limited pursuant to a guarantee of Fang Zhong.

11.	TAXES PAYABLE

Tax payables at September 30, 2006 consist of the following:

Business tax	$1,748,028
Other taxes	774,015
$2,522,043

12.	SHORT-TERM LOANS

The Company had the following short-term loans at September 30, 2006:

Town House Land (Miami) short-term bank loan,
secured by real estate property in the United
States, interest at 1% over prime (8.250% at
December 31, 2005), principal due on
December 31, 2006.	800,000
Wuhan Town House short-term bank loan,
secured by corporate guarantee, interest
at 6.696% paid periodically, principal due on
December 31, 2007.	641,978
Wuhan Town House short-term bank loan,
secured by YiChang Project land use rights,
interest at 115% of the national rate(5.85% at
September 30, 2006), principal due based upon
a percentage of sales through December 20, 2006.	1,047,980
Town House Land (USA) short-term bank loan,
secured by real estate property in the United
States, interest at Far East Bank Prime Rate
Plus 1% (9.25% at September 30, 2006) paid
periodically, principal due on
January 1, 2007.	760,000
Town House Land (Miami) short-term loan from a
financial institution, secured by real property,
interest at Far East Bank Prime Rate plus 1%
(9.25% at September 30, 2006) paid periodically,
principal due on January 1, 2007.	100,000
Wuhan Town House short-term bank loan,
Secured by YiChang Project land use rights,
interest at 115% of national rate
(5.85% at September 30, 2006) paid
periodically, principal due based upon a
percentage of sales through February 28, 2007.	189,394

Indirect financing	425,820
$3,965,172
Less current portion	(3,323,194)
Long-term notes	$641,978

13.	EQUITY

On May 31, 2006, the shareholders elected to reincorporate the Company from the state of Colorado to the state of Nevada and to change the name to SINO-American Development Corporation.  The Company also approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230.   The effect of this reverse stock split has been reflected retro actively for all periods included in these financial statements.

The Common Stock retained a par value of $.001 per share but the Authorized Capital was reduced from 300,000,000 shares to 150,000,000 shares.  The preferred stock, of which there was none outstanding at September 30, 2006 was changed to a par value of $.001 per share from no par.

14.	INCOME TAX

Provision for the People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

For the nine months ended September 30, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

	2006	2005

Computed tax at Federal statutory rate of 34%	$(2,024,001)	$(180,980)
Difference primarily attributable to EIT tax
assessed on gross real estate sales and
adjustments to prior years tax liabilities
based on assessments from the PRC taxing
authorities	2,573,751	837,120
Provision for (benefit from) income taxes	$549,750	$(656,140)

15.	COMMITMENTS

As of September 30, 2006 the Company had contractual commitments of lease expenditures of $6,818; and an advertising commitment of $22,927.

During January of 2005, the Company and Fang Zhong entered into a three year commitment to advance up to Rmb. 30,000,000 ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Zhong has personally guaranteed the repayment of these advances. As of September 30, 2006, the Company had advanced a total of $3,278,774 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Zhong.

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

Results of Operations

Comparison of operations for the three months ended September 30, 2006 with the three months ended September 30, 2005:

Revenues

Sales revenues increased by $5,540,506 or 563%, in 2006 from $983,575 in 2005 to $6,524,081 in 2006. The favorable variance in sales revenue was mainly attributable to sale of 2 commercial units and 243 residential units from YiChang Town House Plaza.

o	Sales of residential properties were $6,222,746 for the three months ended September 30, 2006.

o	Sales of commercial properties were $301,335 for the three months ended September 30, 2006.

Cost of Goods Sold

Cost of properties sold increased to $6,397,059 for the three months ended September 30, 2006 from $610,287 during the comparable period in 2005. This increase is due primarily to a 642% increase in the gross floor area sold.

Operating and other expenses

Selling expenses decreased by $97,882, or 45%, to $121,293 in 2006 from $219,175 in 2005, primarily as a result of the following:

o
Advertising expenses decreased by $97,586 or 63%, due to the cessation of advertising to stimulate sales of the Wuhan Town House Plaza, which began its sales campaign in the quarter ended September 30, 2005.

Administrative expenses increased by $49,304 or 10%, to $537,225 in 2006 from $528,883 in 2005, primarily as a result of the following:

o	Salaries of administrative staff increased by $118,570 or 205%, due to an increase in bonuses and average monthly salaries.

o	Legal and professional fees increased by $63,309, or 142%, as a result of increases legal services during 2006.

o	Other tax expenses decreased by $24,422, or 46% as a result of decreases in stamp duty, property duty and licenses duty paid.

o	Audit fees decreased by $83,063, or 66% as a result of audit fees related to our reverse acquisition incurred in 2005.

Depreciation expense decreased by $5,764, or 14%, to $35,198 in 2006 from 40,962 in 2005. This decrease is primarily attributable to the full depreciation of certain assets during 2006.

Interest and finance costs decreased by $43,024, or 32%, to $89,997 in 2006 from $133,021 in 2005. This decrease is primarily a result of a decrease in outstanding balances related to short term loans coupled with bank handling charges.

Impairment loss

An impairment loss of $979,918 was recorded related to the Yi Chang Town House Plaza project due to revised estimates of the expected sales proceeds from this project.

Comparison of operations for the nine months ended September 30, 2006 with the nine months ended September 30, 2005:

Revenues

Sales revenues increased by $5,232,893 or 85%, in 2006 from $6,176,916 in 2005 to $11,409,809 during the comparable period in 2006.

o	Sales of residential properties were $10,532,779 for the nine months ended September 30, 2006. The percentage of residential sales to total sales was 92% for 2006.

o	Sales of commercial properties were $877,030 for the nine months ended September 30, 2006. The percentage of commercial sales to total sales was 8% 2006.

o	Sales totaled 29,376 square meters in 2006 as compared to 13,997 square meters in 2005 or an increase of 110%.

Cost of Goods Sold

Cost of properties sold increased to $11,263,593 for the nine months ended September 30, 2006 from $4,744,786 during the comparable period in 2005. This increase is primarily due to an increase in the properties sold as previously discussed. This is also due to the fact that the Company revised its cost estimates to complete the YiChang Town House Plaza project.  This upward revision resulted in a substantial increase in cost of sales during the second quarter to reflect both additional cost associated with sales made in the first quarter as well as costs incurred on sales during the second and third quarters.  Management anticipates that it will be able to recover its costs in remaining unsold and uncompleted units on this project.

Operating and other expenses

Selling expenses decreased by $273,282, or 48%, to $294,882 in 2006 from $568,164 in 2005, primarily as a result of the following:

o	Advertising expenses decreased by $253,333, or 77%, due to the cessation of advertising to stimulate sales of the Wuhan Town House Plaza, which began its sales campaign in 2005.

Administrative expenses increased by $549,786, or 52%, to $1,605,506 in 2006 from $1,055,720 in 2005, primarily as a result of the following:

o	Salaries of administrative staff increased by $363,111, or 178%, due to an increase in bonuses and average monthly salaries.

o	Legal and professional fees increased by $196,241, or 269%, as a result of increases legal services during 2006.

o	Other tax expenses increased by $44,964, or 73% as a result of increases in stamp duty, property duty and licenses duty paid.

o	Rental expense increased $37,700, or 109%, as a result of new offices established in Miami and additional sales office in Yichang.

Depreciation expense

Depreciation expense increased by $20,897, or 18%, to $136,574 in 2006 from $115,677 in 2005. This increase is primarily attributable to the purchase of additional assets during 2005.

Impairment losses

Impairment loss of $956,855 due to the termination of the Jing Qi project. The Jing Qi project has been suspended for many years waiting for the construction of a public road near the project. Because the status of the road construction could not be determined with any degree of certainty the Company has canceled the project.

Impairment loss of $2,286,308 due to the fact that management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling.  This resulted in impairment in the amount of $2,286,308 on these properties as residential properties have a significantly lower retail value than commercial properties.

An impairment loss of $979,918 was recorded related to the Yi Chang Town House Plaza project due to revised estimates of the expected sales proceeds from this project.

Interest and Finance costs

Interest and finance costs decreased by $26,637, or 11%, to $222,732 in 2006 from $249,369 in 2005. This decrease is primarily a result of a decrease in outstanding balances related to short term loans coupled with bank handling charges.

Liquidity and Capital Resources

As of September 30, 2006, the Company had a working capital deficit of $5,950,597. The Company had a working capital deficit of $5,950,597 as of September 30, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of attempting to raise additional capital through debt and equity offerings.

Cash flows

Operating

Net cash flow provided by operating activities increased by $2,538,527, or 346%, to $1,804,429 in 2006 from $(734,108) in 2005. This increase is primarily attributable to the addition of accounts payable partially offset by decreases in advances from buyers.

Investing

Cash used in investing activities decreased $4,098,256 to $783,970 in 2006 from $4,882,226 in 2005. This decrease is primarily attributable to the acquisition of properties in 2005.

Financing

The Company has net loan repayments of $1,358,729 in 2006 compared to net borrowing of $6,108,247 in 2005. This change is primarily a result of completing projects and paying down financing. The Company paid cash advances to directors and affiliated companies of $777,538 in 2006.

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

At September 30, 2006, the Company had $1,732,976 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the nine months ended September 30, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit during the nine months ended September 30, 2005 of $656,140.

Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of Juen 30, 2006 because of the relatively short-term maturity of these instruments.

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

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-AMERICAN DEVELOPMENT CORPORATION

December 5, 2006

/s/ Fang Zhong Fang Zhong President, Chief Executive Officer and Director