Form 10KSB
SINO-American Development CORP
filed 2007-09-11
CIK 1000686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: _________ to __________

Commission file number: 0-26760

SINO-AMERICAN DEVELOPMENT CORPORATION

(Exact name of small business issuer as specified in it charter)

Nevada	20-5065416
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1427 West Valley Boulevard, Suite 101
Alhambra, CA 91803

(Address of principal executive offices)

(310) 208-1182

(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No [X]

The issuer's revenues for the fiscal year ended December 31, 2006: $13,715,501.

As of November 17, 2006, the aggregate market value of the Common Stock held by non-affiliates, approximately 201,527 shares of Common Stock, was approximately $1,027,788 based on an average of the bid and ask prices of approximately $5.10 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 10, 2007 was 2,408,000 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

Signatures

CAUTIONARY NOTES REGARDING
FORWARD LOOKING INFORMATION

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business.

Company History

SINO-American Development Corporation, (the "Company", "SOAD", "we", "us" or "our") was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003, as filed with the State of Colorado, the Company changed its name to Xerion EcoSolutions Group Inc. and was engaged in the business of developing gold extraction technology for the mining industry until it became inactive in 2004.

In October of 2005, the Company entered into a stock exchange agreement (the “Exchange Agreement”) with Town House Land Limited, a Hong Kong limited liability company ("Town House"), whereby the Company issued stock equal to 98.75% in its ownership to the equity owners of Town House in exchange for 100% of the ownership interest in Town House. This transaction was treated as a recapitalization of Town House for financial reporting purposes.

On May 31, 2006, the shareholders elected to reincorporate the Company from the state of Colorado to the state of Nevada and to change the name to SINO-American Development Corporation. The

Company also approved a one-for-eight reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230.

Town House (formerly: Hong Kong Window of the World Apparel Co., Limited) was incorporated in Hong Kong, as a private limited liability company on August 13, 2001 with an authorized capital of $64,103 (HK$500,000) divided into 500,000 ordinary shares of par value $0.12 (HK$1.00) each. Town House changed to its present name on August 13, 2003. On August 15, 2003, Town House acquired 97% of the outstanding registered capital of Wuhan Town House Land Limited, a limited liability company incorporated in the People’s Republic of China ("Wuhan Town House"). Terms of the transaction call for Town House to pay $1,602,564 in cash plus the contribution of an additional $5,857,488 in share capital in Town House as consideration for the acquisition of the 97% interest in Wuhan Town House's registered capital. For financial reporting purposes, Wuhan Town House was considered to be the acquiring entity and the additional cash consideration paid was treated as a distribution to members. Town House had no operations prior to this reverse acquisition and there was substantially no change in ownership from that of Wuhan Town House as a result of this transaction.

During 2004, Wuhan Town House incorporated two wholly-owned subsidiaries in the United States in order to acquire and develop real properties in the southwest regions of the country: Town House Land (Miami) Corporation, a Florida corporation ("Miami Town House"), and Town House Land (USA) Inc., a California corporation ("USA Town House").

Recent Development

Reverse Stock Split

On December 5, 2006, our Board of Directors and the majority holders of the Company’s capital stock jointly adopted and approved resolutions by written consent to amend our Articles of Incorporation to effectuate a one-for-seventeen reverse stock split of the common stock of the Company (the “Reverse Split”). The Reverse Split became effective on January 12, 2007, after the filing of the Certificate of Amendment to the Articles of Incorporation on January 11, 2007. The Reverse Split reduced the number of shares outstanding from approximately 40,936,000 to 2,408,000.

Stock Purchase Agreement and Change of Control

As discussed more fully in the Form 8-K Current Report filed with the SEC on December 16, 2006 and in the Form 8-K/A Current Report filed with the SEC on December 19, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) on December 11, 2006, with twenty-two accredited investors (collectively, the “Buyers”) pursuant to which we issued 12,505,000 shares of the Company’s common stock, par value $0.001, in consideration for an aggregate of $12,505 in cash (the “Stock Purchase”). Additionally on December 11, 2006, the Buyers directly acquired (the “Stock Acquisition”) from the following stockholders all of their shares of our common stock: Mr. Fang Zhong, a current director and our President, Chief Executive Officer, Chief Financial Officer, and Treasurer at the time of the Stock Acquisition; Ms. Hu Min, a current director and our Secretary at the time of the Stock Acquisition; Mr. Fang Wei Jun, a current director of the Company; and Mr. Fang Zhong in his capacity as legal representative of Fang Hui. The Stock Purchase Agreement and the Stock Acquisition effectuated a change in control of the Company, and in connection therewith, Mr.Fang Zhong resigned as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, and Ms. Hu Min resigned as our Secretary, both effective December 11, 2006. In their places, Mr. Silas Phillips was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, effective December 11, 2006.

Spin-Off of Town House Land Limited

Pursuant to the Stock Purchase Agreement, we agreed that, after the closing of the Stock Purchase and the Stock Acquisition, all current assets of the Company would be transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquires control and ownership of another company, the Company would transfer all of the shares of Town House held by the Company to a trust (the “Trust”), the beneficiaries of which would be the stockholders of the Company immediately prior to the December 11, 2006 Stock Purchase, thereby effectuating a spin-off of the Company’s wholly-owned Hong Kong subsidiary, Town House (“Spin-Off”). Following the Spin-Off, the stockholders of the Company will continue to hold shares of our Company, the beneficiaries of the Spin-Off Trust will receive, pro rata, shares of Town House, and Town House (and its subsidiaries) shall no longer be a subsidiary of the Company. Thereafter, Town House (and its business) shall continue as a privately held company in Hong Kong. A more complete description of the Spin-Off will be provided in an information statement to be delivered to our stockholders, which shall include further details including reasons for the Spin-Off.

As of the date of this report, the Spin-Off has not been effectuated, although the management anticipates doing so in the near future.

Company Organization and Descriptions of Our Subsidiaries

At December 31, 2006, Town House held 97% of the registered capital of Wuhan Town House, which directly held 100% of the equity in Miami Town House and 100% of the equity in USA Town House as follows:

Wuhan Town House: Wuhan Town House (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (Rmb. 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of Rmb.10,000,000, (2) have engineering and staff of not less that 12 people, (3) should have completed at least 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent. Wuhan Town House was registered as a Sino Foreign Joint Investment Enterprise on October 10, 2003, and changed its from Wuhan Pacific Real Estate Development Company Limited changed its name to Wuhan Town House Land Limited on February 20, 2004.

Subsequent recapitalizations during 2000 increased Wuhan Town House's registered capital to $6,038,647 and changed its classification to a second level property company. To meet the qualifications of a second level property company, the company must (1) have registered capital of Rmb. 40,000,000, (2) have engineering and management staff of not less than 24 people, (3) should have completed 150,000 square meters of accumulated areas completed within three years, (4) 100% pass rate in construction quality with 10% ranked as excellent, and (5) at least three years experience in property development. On August 15, 2003, Wuhan Town House entered into a reverse merger agreement with Town House.

Wuhan Town House is one of the first privately owned property development companies in Wuhan City in China and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of gross floor area ("GFA"), published by the Wuhan Statistics Bureau and the Development Research Center. It is engaged principally in the development and sale of high quality commercial and private residential properties catering to the middle-class residential property market in Wuhan City and in the City of Yi Chang. In August 2003, Town House acquired 97% of Wuhan Town House. Substantially all of the assets and operations of Town House in China are conducted through Wuhan Town House.

Miami Town House: Miami Town House is a Florida corporation incorporated in November 2004 by the Company as a wholly owned subsidiary to acquire undeveloped land for the purpose of real estate developments of residential homes in Nevada and California.

USA Town House: USA Town House is a California corporation incorporated in March 2004 by the Company as a wholly owned subsidiary to acquire undeveloped land for the purpose of real estate developments of residential homes in the City of Fontana, California.

SOAD, Town House, Wuhan Town House, Miami Town House and USA Town House are hereinafter collectively referred to as the "Company".

Property Development

The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal operations through December 31, 2006 were located in the People's Republic of China ("PRC"); however, the Company held substantial real estate holdings in the United States which it plans to develop in the near future.

For the fiscal year ended December 31, 2006, the Company primarily engaged in the development and sales of luxury apartment buildings and mixed use buildings in the City of Wuhan and in the City of Yi Chang in China. The apartments are targeted for different segments within the mass residential property market, including young “white collar” employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market. Certain properties developed by the Company are mixed-use properties that also include retail and commercial floors on the lower levels of the buildings.

The Company has equity interests in eight property development projects in central China and has obtained land use rights certificates in respect of each of these eight property development projects.

Information Concerning Wuhan City

Wuhan City, located in inland China, has played an important role of connecting the east with the west, the south with the north in China. Wuhan City, with an urban population of approximately 8 million, ranks as the sixth city among the top 25 cities in China with favorable development potential. In 2001, the GDP of the city reached 134.8 billion Yuan (US$16.2 billion), or 12% higher than 2000; and the annual income of citizens of Wuhan City was 7,304 Yuan, or an increase of 8% over 2000.

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

Market

The principal market of the Company for its real estate development activities has been in the City of Wuhan and in the City of Yi Chang in China.

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

The Company is in competition with other real estate development companies in the City of Wuhan, some of which are larger and have greater financial resources than the Company.

Project Financing

As of December 31, 2006, the real estate projects of the Company had been financed primarily by secured bank loans and by loans from Mr. Fang Zhong, a current director and our former President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Property Development Activities in China

During the three year period ended December 31, 2006, Wuhan Town House designed, constructed and developed the following residential apartment and retail/commercial properties in the City of Wuhan in China:

	Name	Property Type

(1)	Gutian Apartments	Residential Apartments

(2)	Garden of Eden	Residential Apartment

(3)	General Gardens
	Phase I	Residential Apartments
	Phase II	Residential Apartments

(4)	Diamond Mansion	Commercial and Residential Apartments

(5)	Pacific Shopping Mall	Commercial

(6)	Wuhan Town House Plaza	Residential Apartments

(7)	Yi Chang Town House Plaza	Commercial and Residential Apartments

    1. Gutian Apartments. The Gutian Apartments consists of 112 apartment units ranging from 1,435 square feet to 2,037 square feet. The Gutian Apartments are located close to a retail and commercial area in the City of Wuhan.

    2.  The Garden of Eden. The Garden of Eden apartment complex is composed of three apartment buildings that have 138 apartment units ranging from 1,245 square feet to 2,408 square feet. The Garden of Eden has a European style, and is conveniently located near a retail and commercial area also located in the City of Wuhan.

    3.  General Gardens. The General Gardens is comprised of two phases, both residential apartments. Phase I consists of buildings that have 936 apartment units ranging from 514 square feet to 1,170 square feet. Phase II is composed of apartment buildings that have 667 apartment units ranging from 595 square feet to 1,887 square feet.

    4.  Diamond Mansion. The Diamond Mansion is an 18 story building located on a significant retail and commercial thoroughfare which is blocked from vehicle traffic. The first five floors were designated for retail and commercial operations, while sixth through seventeenth floors are comprised of residential apartments. Due to inadequate sales of the commercial spaces, our management determined to convert the unsold commercial spaces to residential units during the quarter ended June 30, 2006.

    5. Wuhan Town House Plaza - The Wuhan Town House Plaza is located in Wuhan City, and is consists of buildings that have 210 residential apartment units.

    6.  YiChang Town House Plaza - The YiChang Town House Plaza is located in the outer urban part of Wuhan City. The 22 floor building combines 600 residential and 20 commercial units.

    As of December 31, 2006, the Company decided to abandon the Jing Qi Project in Wuhan City which had been long delayed while we were waiting for the government to build access roads.

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

United States Operations

In 2005, Miami Town House acquired undeveloped land comprised of 1.55 acres at 5825 West Desert Inn Road in Las Vegas, Nevada, for a total consideration of $1,156,348, for residential development. It also acquired undeveloped land in Chino Hills, California, for a total consideration of $2,007,111.

In 2005, USA Town House acquired undeveloped land in the City of Fontana, California, for a total consideration of $1,603,844, for residential development.

As of December 31, 2006, the United States real estate development projects continued to be in the planning and design stage, and no development contracts have been completed.

Government Regulation

    The Company's projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. We must obtain and keep current various licenses, permits and regulatory approvals for its development projects. We believe that the Company is in compliance with all laws, rules and regulations applicable to its projects and that such laws, rules and regulations do not currently have a material impact on our operations. Due to the increasing levels of development in the areas of China where we currently operates, it is possible that new laws, rules and/or regulations may be adopted that could affect the Company’s existing projects or proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on our projected growth or profitability, which could decrease our projected revenues or increase its costs of doing business.

Employees

    As of December 31, 2006, the Company and its subsidiaries had approximately 150 employees. No employee group is covered under a collective bargaining agreement.

Item 2. Description of Property.

The principal executive office of the Company is located at 10900 Wilshire Boulevard, Suite 500, Los Angeles, California 90024, which is leased.

Reference is made to Item 1 regarding the real estate properties of the Company and properties under construction or in development by the Company.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

Item 4. Submission of Matter to a Vote of Security Holders.

On December 5, 2006, our Board of Directors and the majority holders of the Company’s capital stock jointly adopted and approved resolutions by written consent to amend our Articles of Incorporation to effectuate a one-for-seventeen reverse stock split of the common stock of the Company (the “Reverse

Split”). The Reverse Split became effective on January 12, 2007, after the filing of the Certificate of Amendment to the Articles of Incorporation on January 11, 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Although quotations for the Company's Common Stock appear on the Over the Counter Bulletin Board (OTCBB), there has been a limited trading market for its Common Stock. For the past two calendar years to the present, transactions in the Common Stock can only be described as sporadic. In fact, there has been no active trading market for the Common Stock after November 17, 2006. Consequently, The Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of meaningful market value.

    The following table sets forth for the respective periods indicated the prices of The Company's Common Stock on OTCBB, trading symbol SOAM. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A

December 31, 2006	$9.35*	$5.10*
September 30, 2006	$30.43*	$12.75*
June 30, 2006	$8.67*	$2.55*
March 31, 2006	$9.35*	$1.70*

December 31, 2005	$0.35	$0.15
September 30, 2005	$0.20	$0.12
June 30, 2005	$0.15	$0.12
March 31, 2005	$0.18	$0.12

* Prices adjusted to reflect the one-for-eight reverse stock split in June 2006 and the one-for-seventeen reverse stock split in January 2007.

Holders

As of September 10, 2007, there were 2,408,000 shares of the Company's common stock outstanding held of record by approximately 313 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. Our management does not foresee that we will have the ability to pay a dividend on our Common Stock in the foreseeable future.

Sales of Unregistered Securities

On December 11, 2006, the Registrant entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with twenty-two accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 12,505,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), in consideration for an aggregate of $12,505 in cash. The offer and sale of all securities pursuant to the foregoing transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Rule 506 with reference to the following facts and circumstances: (1) the investors were accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Registrant in accordance with Rule 502(d); (3) there were no, and in any case no more than 35 non-accredited investors in the transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On October 31, 2005, in connection with the share exchange transaction under the Exchange Agreement, we issued 224,480,317 (pre one-for-eight stock split and pre one-for-seventeen stock split) shares of our common stock, representing 98.7% of our issued and outstanding common stock, to the equity owners of Town House and their designees in exchange for 100% of Town House’s outstanding registered capital. These shares were issued to non-US persons in reliance on an exemption from the registration requirements of the Securities Act under Regulation S. The shares issued have not been registered under the Securities Act or any state securities of “blue sky” laws, and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. As a result of the transactions contemplated under the Exchange Agreement, we acquired the business and operations of Town House.

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2006.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Overview

We are a real estate development company with our business operations primarily in Wuhan City, China. On October 31, 2005, the Company acquired Town House and, as a result, Town House’s operating subsidiary Wuhan Townhouse, by way of the exchange of 224,480,317 shares of the Company’s common stock for 100% of the issued and outstanding registered capital of Town House. We accounted for this share exchange transaction as a recapitalization and, as a result, our consolidated financial statements are in substance those of Town House. Having no substantive operation of its own, Town House, through its operating subsidiary, Wuhan Townhouse, develops commercial and residential properties primarily in Wuhan City, China.

Critical Accounting Policies

    Our management’s discussion and analysis of our financial condition or plan of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing at the end of this prospectus, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Consolidation Policy: The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

Cash and Equivalents: The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants. As of December 31, 2006 there were no restrictions on the Company’s cash balances.

Accounts Receivable: The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable in the balance sheet is stated net of such provision.

Properties Held for Sale: Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interest and any overhead costs incurred in bringing the developed properties to their present location and condition. Net realizable value is determined by reference to management estimates based on prevailing market conditions.

Property and Equipment: Property and equipment are recorded at cost and are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives net of a 5% salvage value as follows:

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2006 and 2005.

Income Recognition: Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated, (2) the buyers initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller's receivable is not subject to future subordination, and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of Properties Sold: The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $688,011 and $365,217 for the years ended December 31, 2006 and 2005, respectively.

Foreign Currencies: These financial statements have been prepared in U.S. dollars. The functional currencies for Town House and Wuhan Town House are the "Hong Kong dollar" and "Renminbi" or "Yuan", respectively. Non-monetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at the exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates.
Taxation: Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates. Provision for The People's Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2006 because of the relatively short-term maturity of these instruments.

Earnings per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earnings per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

Recent Accounting Pronouncements

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

In March 2006, the FASB issued Statement No. 156,“Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Results of Operations

Comparison of operations for the year ended December 31, 2006 with the year ended December 31, 2005:

Revenues

Sales revenues increased by $7,338,262 or 115% to $13,715,501 in 2006 from $6,377,239 in 2005. The favorable variance in sales revenue was mainly attributable to a better than expected results from the sales of our remaining residential units in the Wuhan Town House Plaza and the Yi Chang Town House Plaza.

Cost of Goods Sold

Cost of properties sold increased by $5,369,543, or 107%, to $10,381,212 in 2006, compared to $5,011,669 in 2005. The increase in cost of goods sold is due in part to an increase of in the properties sold, and the increased business taxes paid by the Company in connection with the sales. Additionally, the Company revised its cost estimates to complete the Yi Chang Town House Plaza project. This upward revision resulted in a substantial increase in cost of sales during the second quarter to reflect both additional cost associated with sales made in the first quarter as well as costs incurred on sales during the second and third quarters.

Operating and other expenses

Selling expenses decreased by $374,862, or 48%, to $403,175 in 2006 from $778,037 in 2005, primarily as a result of the significant decrease in advertising expenses. Advertising expenses decreased by $221,553, or 55%, due to the cessation of an advertising campaign to stimulate sales of the Wuhan Town House Plaza which began in 2005 and was completed after the first quarter of fiscal 2006.

General and administrative expenses decreased by $146,063, or 6%, to $2,178,907 in 2006 from $2,324,970 in 2005, primarily as a result of the decrease in traveling expenses as we had no development activities in the United States of America during fiscal 2006. The decrease in traveling expenses was offset by some increase in the salaries of our administrative staff for pay raises and bonuses, as well as increases in both our legal fees and audit fees.

Depreciation expense increased by $3,678, or 2%, to $190,076 in 2006 from $186,398 in 2005. This increase is primarily attributable to the purchase of additional assets in fiscal 2005, which was offset by the full depreciation of certain assets during fiscal 2006.

Interest and finance costs decreased by $139,266, or 32%, to $293,934 in 2006 from $433,200 in 2005. This decrease is primarily a result of a decrease in outstanding balances related to short term loans coupled with bank handling charges.

We recorded the following impairment losses:

During the year ended December 31, 2006, management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling. This resulted in impairment in value of $3,803,959 on these properties as residential properties have a significantly lower retail value than commercial properties.

During the year ended December 31, 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $1,552,035.

Liquidity and Capital Resources

As of December 31, 2006, the Company had a working capital deficit of $5,540,308. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in the financial statements.

Cash flows

Operating

Net cash flow provided by operating activities increased by $166,730, or 8%, to $2,138,589 in 2006 from $1,971,859 in 2005. This increase is primarily attributable to the addition of accounts payable partially offset by decreases in advances from buyers.

Investing

Cash used in investing activities decreased $4,690,047, or 96%, to $208,292 in 2006 from $4,898,339 in 2005. This decrease is primarily attributable to the acquisition of properties in fiscal 2005.

Financing

The Company has net loan repayments of $2,434,464 in 2006 compared to net borrowing of $7,662,310 in 2005. This change is primarily a result of completing projects and paying down financing. The Company paid cash advances to directors and affiliated companies of $723,937 in 2006, as compared to $3,250,892 in 2005.

Off-Balance Sheet Arrangements

As of December 31, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Related Party Transactions

Amounts due from/ (to) directors at December 31, 2006 are as follows:

Fang Zhong (Director)	$1,692,036
Hu Min (Director)	5,970
Fang Wei Jun (Director)	(879)
Fang Wei Feng (Director)	(43,245)
$1,653,882

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

During the year ended December 31, 2006, the Company advanced a total of $700,113 to Mr. Fang Zhong, the Chief Executive Officer, President and a director of the Company, and were treated as payments/advances to Mr. Fang Zhong. Of these advances, $669,038 went to Wuhan Pacific Shopping Mall Limited pursuant to a guarantee of Mr. Fang Zhong.

Risk Factors

Investing in our common stock involves a high degree of risk. If any of the following risks actually materializes, our business, financial condition and results of operations would suffer. You should read the section entitled “Forward-Looking Statements” immediately following these risk factors for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this prospectus.

Change in political and economic conditions.

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

Change in tax laws and regulations in China.

Various tax reform policies have been implemented in China in recent years. Interpretation of certain tax policies is still awaiting guidance from China government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

Changes in China's legal system.

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

Chinese real estate law.

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

Mortgages.

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

Wholly-owned foreign enterprises.

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

Changes in currency conversion policies in China.

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

Borrowing policies.

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

Changing consumer preferences.

As is the case with other companies’ new real estate developments, the Company is subject to changing consumer preferences and location-related concerns.

Sales force.

The Company intends to hire additional sales personnel during 2007. There is no assurance that hiring these additional sales people will result in increased sales. The Company anticipates using independent sales agents to sell and distribute its real estate development projects. The Company cannot predict whether it will be able to obtain and maintain satisfactory sales arrangements and the failure to do so could have a material adverse effect on its business, operations and finances.

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

Dependence on certain executives.

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

We rely on China government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized China banks, the proper procedural requirements prescribed by China law must be met. At the same time, China companies are also required to sell their foreign exchange earnings to authorize China banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the China government. This type of heavy regulation by the China government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

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

Reliance on independent contractors in providing various services creates risks and the Company is exposed to various risks in relation to contractors’ performance.

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

The shares of the Company may have limited liquidity, and after completion of the Spin-Off, the spun-off shares of Town House Land Limited, a Hong Kong company, will have no market for resale..

A substantial portion of the Company’s shares of common stock are subject to registration, and are closely held by certain institutional and insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

In addition, concerning holders of our stock immediately prior to the December 11, 2006 stock purchase and change of control, the shares of Town House Land Limited (“Town House”) to be spun off will have no market for resale, and there can be no assurance that such a market will ever be developed. Town House is a private company organized and existing under the laws of Hong Kong. Any future transfer of shares of Town House will be subject to applicable restrictions under Hong Kong law.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that SOAD is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for SOAD’s common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for SOAD’s common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in SOAD’s share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in Speedhaul is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of stock ownership in the Company.

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People's Bank of China (PBOC), the country's central bank, began a new policy of calculating the Renminbi's value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to RMB7.67. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond the Company's control, such as the level of trade deficit or equalization between the US and the China, global economic conditions, global currency markets, and other factors. All of the Company's revenue is generated in the China in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, the total revenue and results of operations of the Company reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of the Company in the public market.

The application of the "Penny Stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Item 7.	Financial Statements.

The information required by Item 7 and an index thereto commences on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of SINO-American Development Corporation. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SINO-American Development Corporation as of December 31, 2006, and the consolidated results of their operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SINO-American Development Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, SINO-American Development Corporation has incurred net losses during the years ended December 31, 2006 and 2005 and has negative working capital as of December 31, 2006. These matters raise substantial doubt about the ability of SINO-American Development Corporation to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co, PLLP

Oklahoma City, Oklahoma
June 5, 2007

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets
Cash and equivalents	$1,526,738
Accounts receivable, net of allowance of $385,510	123,083
Prepaid expenses	152,561

Construction in process	-
Properties held for resale	5,588,898
Total Current Assets	7,391,280

Land held for development	4,826,378
Property and equipment, net of accumulated depreciation	2,854,609

$15,072,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$7,503,662
Advances from buyers	2,976,673
Enterprise taxes payable	1,729,426
Other taxes payables	1,915,519
Short-term loans	3,403,883
Total Current Liabilities	17,529,163

Minority Interest	490,320

Stockholders' Equity
Common stock, Par value $0.001, 150,000,000 shares authorized,
1,671,484 shares issued and outstanding at
December 31, 2006	1,672
Additional paid in capital	5,973,331
Retained deficit	(6,972,513)
Accumulated other comprehensive income	(295,824)
Total stockholders' equity before advances offset	(1,293,334)

Advances to directors	(1,653,882)
Total stockholders' equity, net of advances offset	(2,947,216)

$15,072,267
See accompanying summary of accounting policies and notes to the consolidated financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales revenues	$13,715,501	$6,377,239

Cost of properties sold	14,544,803	5,011,669

Gross profit	(829,302)	1,365,570

Selling, general and administrative expense
Selling expenses	403,174	778,037
Depreciation expense	190,076	186,398
General and administrative expenses	2,178,907	2,324,970
	2,772,157	3,289,405

Income (loss) from operations	(3,601,459)	(1,923,835)

Other income (expense)
Other revenues (expense)	44,225	92,828
Impairment losses	(5,760,770)
Interest and finance costs	(293,934)	(433,200)
	(6,010,479)	(340,372)

Net (loss) before income taxes and minority interest	(9,611,938)	(2,264,207)
(Provision for) benefit from income taxes	(681,131)	1,484,799

Net (loss) before minority interest	(10,293,069)	(779,408)
Minority interest in (earnings) loss	(137,840)	30,577

Net (loss)	$(10,430,909)	$(748,831)

Other comprehensive income (loss)	$(529,324)	$262,709

Total comprehensive (loss)	$(10,960,233)	$(486,122)

Basic and diluted (loss) per share	$(6.24)	$(0.45)

Basic and diluted comprehensive (loss) per share	$(6.56)	$(0.29)

Basic and diluted weighted average shares outstanding	1,671,484	1,671,484
See accompanying summary of accounting policies and notes to the consolidated financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2005	1,650,591	$1,651	$5,918,465	$4,207,227	$-	$10,127,343

Net loss	-	-	-	(748,831)		(748,831)
Other comprehensive income	-	-	-		262,709	262,709
Effect of recapitalization	20,893	21	54,866			54,887

Balance, December 31, 2005	1,671,484	1,672	5,973,331	3,458,396	262,709	9,696,108

Net loss				(10,430,909)		(10,430,909)

Other comprehensive loss					(558,533)	(558,533)
Balance, December 31, 2006	1,671,484	$1,672	$5,973,331	$(6,972,513)	$(295,824)	$(1,293,334)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2006	2005
Cash Flows From Operating Activities
Net (Loss)	$(10,430,909)	$(748,831)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation	190,076	186,398
Minority interest	137,840	32,966
Impairment of properties	5,760,770	-
Changes in
Accounts receivable, net and other receivable	471,702	501,520
Properties held for resale	1,558,707	(393,128)
Advances to suppliers	196,637	1,542
Construction-in-progress	-	(1,128,451)
Prepaid expenses	(152,561)	-
Accounts payable and other payables	4,943,905	805,823
Advances from buyers	(2,476,545)	4,223,160
Income and other taxes payable	1,968,178	(1,509,140)
Net Cash Flows Provided By Operating Activities	2,167,800	1,971,859

Cash Flows From Investing Activities
Purchase of land held for development	-	(4,767,303)
Purchases/transfer of fixed assets	(208,292)	(131,036)
Net Cash (Used) by Investing Activities	(208,292)	(4,898,339)

Cash Flows from Financing Activities
Loan proceeds	425,820	7,662,310
Principal loans repayments	(2,434,464)	(3,140,981)
Advances to directors and affiliated companies	(723,937)	(3,250,892)
Net Cash Provided (Used) by Financing Activities	(2,732,581)	1,270,437

Foreign currency translation adjustment	(558,533)	262,709

(Decrease) in Cash	(1,331,606)	(1,393,334)
Cash at Beginning of Year	2,858,344	4,251,678
Cash at End of Year	$1,526,738	$2,858,344

Supplemental disclosure of cash flow information
Interest Paid in Cash	$293,934	$433,200
Properties transferred from construction-in-progress
to properties held for sale	$8,221,620	$-
Enterprise income taxes paid	$-	$86,067
See accompanying summary of accounting policies and notes to the consolidated financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

On December 11, 2006, the company entered into an agreement with twenty-two accredited investors pursuant to which the company agreed to issue 12,505,000 shares of the it’s common stock, in consideration for an aggregate of $12,505 in cash at such time as the Town House subsidiary is spun-off to Mr. Fang Zhong . Additionally on December 11, 2006, the Buyers directly acquired (the “Stock Acquisition”) from the following stockholders all of their shares of our common stock: Mr. Fang Zhong, a current director and our President, Chief Executive Officer, Chief Financial Officer, and Treasurer at the time of the Stock Acquisition; Ms. Hu Min, a current director and our Secretary at the time of the Stock Acquisition; Mr. Fang Wei Jun, a current director of the Company; and Mr. Fang Zhong in his capacity as legal representative of Fang Hui. The Stock Purchase Agreement and the Stock Acquisition effectuated a change in control of the Company, and in connection therewith, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, and Ms. Hu Min resigned as our Secretary, both effective December 11, 2006. In their places, Mr. Silas Phillips was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, effective December 11, 2006.

The Stock Purchase Agreement also requires that, after the closing (the “Closing”) of the Stock Purchase and the Stock Acquisition , all current assets of the Company would be transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquires control and ownership of another company, the Company would transfer all of the shares of Town House held by the Company to a trust (the “Trust”), the beneficiaries of which would be the stockholders of the Company immediately prior to Closing.

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

At December 31, 2006 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation and indirectly 97% of the equity in Town House Land (USA) Inc. Collectively hereinafter, Town House Land, Wuhan Town House, Town House Land (Miami) Corporation and Town House Land (USA), Inc., are referred to as "the Company".

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

The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through December 31, 2006 was The People's

Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.	Going concern

The Company had a working capital deficit of $10,137,883 as of December 31, 2006. The Company also incurred a loss of $10,430,909 during the year ended December 31, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of attempting to raise additional capital through debt and equity offerings.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2006 and 2005.

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

COST OF PROPERTIES SOLD - The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $688,011 and $365,217 for the years ended December 31, 2006 and 2005, respectively.

ADVERTISING - Advertising costs are expensed as incurred. During the years ended December 31, 2006 and 2005, the Company incurred advertising expenses of $179,691 and $401,244 respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the years ended December 31, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales. During 2005, the Company was able to settle its 2004 and prior years enterprise tax liabilities with the PRC taxing authorities for substantially less than the prevailing statutory rate resulting in the recognition of a net income tax benefit of $1,484,799 during the year ended December 31, 2005.

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

For the years ended December 31, 2006 and 2005, the Company's pension cost charged to the statements of operations under the plan amounted to $7,473 and $7,415, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2006 because of the relatively short-term maturity of these instruments.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earnings per share for 2006 and 2005 were computing assuming the reorganization occurred on January 1, 2004.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

On December 5, 2006, the Board of Directors and the majority holders of the Company's stock jointly approved resolutions by written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 28,415,230 to 1,671,484.  This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

At December 31, 2006, the Company had $1,524,490 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

Substantially all of the Company's operations are in the PRC other than three significant real estate holdings in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $123,083 and $611,758 as of December 31, 2006 and 2005, respectively, were collateralized by real estate.

5.	ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable consist of the following as of December 31, 2006:

Accounts receivable	$508,593
Less: Provision for doubtful debts	(385,510)
Accounts receivable net of provision for doubtful debts	$123,083

6.	PROPERTIES HELD FOR RESALE

As of December 31, 2006, the Company had the following properties held for resale:

General Garden	$13,771
Diamond Mansion Residential	29,338
Gutian Apartments	289,209
YiChang Town House Plaza Commercial	365,065
YiChang Town House Plaza Residential	4,488,702
YiChang Town House Plaza Car Park	402,813

Total	$5,588,898

During the year ended December 31, 2006, management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling.  This resulted in impairment in value of $3,803,959 on these properties as residential properties have a significantly lower retail value than commercial properties.

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

7.	PROPERTIES AND EQUIPMENT

Properties and equipment as of December 31, 2006, stated at cost less accumulated depreciation and amortization, consist of:

Land use rights and buildings	$2,596,963
Plant and machineries	31,330
Motor vehicles	683,366
Office equipment	192,987
Furniture and fixtures	30,497

3,535,143
Less: Accumulated depreciation and amortization	(680,534)

$2,854,609

As of December 31, 2006, the Company owned three tracts of land located in the United States which it was holding for development. The cost basis in this land at December 31, 2006 was $4,826,378. At December 31, 2006, substantially all of this land was pledged as collateral on various loans.

8.	CONSTRUCTION IN PROGRESS

During the first quarter of 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $1,552,035.

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

10.	TRANSACTIONS WITH RELATED PARTIES

Amounts due from/(to) directors at December 31, 2006 are as follows:

Fang Zhong (Director)	$1,692,036
Hu Min (Director)	5,970
Fang Wei Jun (Director)	(879)
Fang Wei Feng (Director)	(43,245)
$1,653,882

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

During the year ended December 31, 2006 Fang Zhong received $700,113 in advances from the Company. Of these advances, $669,038 went to Wuhan Pacific Shopping Mall Limited pursuant to a guarantee of Fang Zhong.

11.	SHORT-TERM LOANS

The Company had the following short-term loans at December 31, 2006:

Town House Land (Miami) short-term bank loan,
secured by real estate property in the United
States, interest at 1% over prime (9.250% at
December 31, 2006), principal due on
December 31, 2006.	800,000

Wuhan Town House short-term bank loan,
secured by YiChang Project land use rights,
interest at 115% of the national rate(5.58% at
December 31, 2006), principal due based upon
a percentage of sales through December 20, 2006,
extended to June 20, 2007.	383,631

Town House Land (USA) short-term bank loan,
secured by real estate property in the United
States, interest at Far East Bank Prime Rate
Plus 1% (9.25% at December 31, 2006) paid
periodically, principal due on
January 1, 2007.	760,000

Town House Land (Miami) short-term loan from a
financial institution, secured by real property,
interest at Far East Bank Prime Rate plus 1%
(9.25% at December 31, 2006) paid periodically,
principal due on January 1, 2007.	100,000

Wuhan Town House short-term bank loan,
Secured by YiChang Project land use rights,
interest at 115% of national rate
(5.76% at December 31, 2006) paid
periodically, principal due based upon a
percentage of sales through February 28, 2007.	255,754

Indirect financing	1,104,498

$3,403,883

12.	EQUITY

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

On December 5, 2006, the Board of Directors and the majority holders of the Company's stock jointly approved resolutions by written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 28,415,230 to 1,671,484.  This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

13.	INCOME TAX

Provision for the People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

For the years ended December 31, 2006 and 2005, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

	2006	2005

Computed tax at Federal statutory rate of 34%	$(1,330,599)	$(254,608)

Difference primarily attributable to EIT tax
assessed on gross real estate sales and
adjustments to prior years tax liabilities
based on assessments from the PRC taxing
authorities	2,011,730	(1,230,191)
Provision for (benefit from) income taxes	$681,131	$(1,484,799)

14.	IMPAIRMENT LOSSES

During the year ended December 31, 2006, management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling.  This resulted in impairment in value of $3,803,959 on these properties as residential properties have a significantly lower retail value than commercial properties.

During the year ended December 31, 2006, management determined that remaining Yi Chang Town House Plaza parking garages were impaired by $404,776.

During the year ended December 31, 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $1,552,035.

15.	STOCK PURCHASE AGREEMENT

As discussed more fully in the Form 8-K Current Report filed with the SEC on December 16, 2006 and in the Form 8-K/A Current Report filed with the SEC on December 19, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) on December 11, 2006, with twenty-two accredited investors (collectively, the “Buyers”) pursuant to which we issued 12,505,000 shares of the Company’s common stock, par value $0.001, in consideration for an aggregate of $12,505 in cash (the “Stock Purchase”). Additionally on December 11, 2006, the Buyers directly acquired (the “Stock Acquisition”) from the following stockholders all of their shares of our common stock: Mr. Fang Zhong, a current director and our President, Chief Executive Officer, Chief Financial Officer, and Treasurer at the time of the Stock Acquisition; Ms. Hu Min, a current director and our Secretary at the time of the Stock Acquisition; Mr. Fang Wei Jun, a current director of the Company; and Mr. Fang Zhong in his capacity as legal representative of Fang Hui. The Stock Purchase Agreement and the Stock Acquisition effectuated a change in control of the Company, and in connection therewith, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, and Ms. Hu Min resigned as our Secretary, both effective December 11, 2006. In their places, Mr. Silas Phillips was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, effective December 11, 2006.

The Stock Purchase Agreement also requires that, after the closing (the “Closing”) of the Stock Purchase and the Stock Acquisition , all current assets of the Company would be transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquires control and ownership of another company, the Company would transfer all of the shares of Town House held by the Company to a trust (the “Trust”), the beneficiaries of which would be the stockholders of the Company immediately prior to Closing.

16.	COMMITMENTS

As of December 31, 2006 the Company had contractual commitments of lease expenditures of $3,944.

During January of 2005, the Company and Fang Zhong entered into a three year commitment to advance up to Rmb. 30,000,000 ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Zhong has personally guaranteed the repayment of these advances. As of December 31, 2006, the Company had advanced a total of $3,278,774 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Zhong.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K Current Report filed with the SEC on November 16, 2005, the Company changed its independent accountants from Manning Elliott, Chartered Accountants (“Manning Elliott”), to Murrell, Hall, McIntosh & Co., PLLP, effective November 11, 2005. For the two fiscal years ended December 31, 2004 and 2003, and the subsequent interim periods ended March 31 and June 30, 2005, through the date of this report, there were no disagreements between the Company and Manning Elliott on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices, which if not resolved to the satisfaction of Manning Elliott, would have caused Manning Elliott to make reference to the subject matter of the disagreement in connection with its reports.

Item 8A. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Item 8B.    Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, as of the date of this report:

NAME	AGE	POSITION
Fang Zhong	44	Chief Executive Officer, Chief Financial Officer, and Director
Silas Phillips	35	President, Treasurer, Secretary and Director
Fang Wei Jun	42	Director
Fang Wei Feng	40	Director

The following sets forth certain biographical information concerning each director and executive officer:

Silas Phillips: In connection with the Stock Purchase Agreement and the Stock Acquisition, on December 11, 2006, Mr. Silas Phillips was appointed the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary. On September 7, 2007, Mr. Phillips resigned as our Chief Executive Officer and Chief Financial Officer, but remained as the Company’s President, Treasurer, and Secretary. Mr. Phillips is also currently the President and Chief Executive Officer of Internet Media Group, Inc., a company he formed and has owned since March 1999. Internet Media Group, Inc. provides E-Commerce, Business Development and Project Management consulting services, and develops outsourcing relationships with outbound telemarketing organizations. Mr. Phillips’ business experience includes the creation and development of fully automated and robust backend lead generation systems comprised of Client, Vendor and Reporting modules. Mr. Phillips has also served as a management consultant to companies in his field of expertise.

Fang Zhong: In connection with the Stock Purchase Agreement and the Stock Acquisition, on December 11, 2006, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Chief Financial Officer and Treasurer, but remains as a director. On September 7, 2007, Mr. Fang Zhong was reappointed the Company’s Chief Executive Officer and Chief Financial Officer. From 1995 to the present, he has been the Chief Executive Officer and a director of Wuhan Town House Real Estate Development Company Limited ("Wuhan Town House"), which is the principal operating subsidiary of Town House. Mr. Fang Zhong received a Bachelor of Science degree in industrial and domestic architecture from the Wuhan Institute of Urban Construction. He also participated in the MBA program at Northern Jiaotong University. He has received various awards, including "Young Entrepreneur in Central-south Area" of China and "One of Ten Excellent Young Entrepreneurs Leading Private Enterprises in Wuhan.” He has also held other significant positions such as the Standing Director Hubei Physical Culture Foundation, Deputy to Jiang'an District People's Congress, a Standing Member to Jiang'an District Political Consultative Conference, and the Vice Chairman of Jiang'an District Young People Association.

Fang Wei Jun: Mr. Fang Wei Jun became a director of the Company effective November 26, 2005. He has been employed as the manager of the Engineering Department of Wuhan Town House since 2000. He has been an employee of Wuhan Town House for over ten (10) years. He became the General Manager of Operations of Wuhan Town House in 2003. He attended Zhengzhou College and graduated in 1985.

        Fang Wei Feng: Mr. Fang Wei Feng became a director of the Company effective November 26, 2005. He has been employed as the Manager of the Materials Department and Construction Operations of Wuhan Town House, responsible for construction material purchases and distribution, since 1996. He became a director and Vice President-Construction Operations of Wuhan Town House in 2003.

Hu Min: Ms. Hu Min is a director of the Company and has been employed as the Human Resources Manager of Wuhan Town House since 2000. She graduated from Wuhan University in 2001. She is the wife of Mr. Fang Zhong.

Family Relationships

Mr. Fang Zhong, Mr. Fang Wei Jun and Mr. Fang Wiefeng are brothers.  Mr. Fang Zhong and Ms. Hu Min are husband and wife.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five (5) years.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately designated audit committee of our Board, as it is not required to, and the functions customarily delegated to this committee are performed by the full Board. As the Company does not maintain an audit committee, it does not have an audit committee “financial expert” within the meaning of Item 407(d)(5) of Regulation SB.

Code of Ethics

For the year ended December 31, 2006, we did not have a formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10.  Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer, and other executive officers whose annual compensation exceeded $100,000, for the fiscal year ended December 31, 2006 and 2005:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Silas Phillips (1)	2006	0	0	0	0	0	0	0	0
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Fang Zhong (2)	2006	264,000	0	0	0	0	0	0	264,000
	2005	18,233	0	0	0	0	0	0	18,233

(1)
In connection with the Stock Purchase Agreement and the Stock Acquisition, Mr. Silas Phillips was appointed our President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary on December 11, 2006.

(2)
In connection with the Stock Purchase Agreement and the Stock Acquisition, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Treasurer and Chief Financial Officer on December 11, 2006.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our chief executive officer as of the end of the fiscal year ended December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARD						STOCK AWARD
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Silas Phillips (1)	--	--	--	--	--	--	--	--	--
Fang Zhong (2)	--	--	--	--	--	--	--	--	--

(1)
In connection with the Stock Purchase Agreement and the Stock Acquisition, Mr. Silas Phillips was appointed our President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary on December 11, 2006.

(2)
In connection with the Stock Purchase Agreement and the Stock Acquisition, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Treasurer and Chief Financial Officer on December 11, 2006.

Employment Contracts

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

The Company paid no compensation to its Directors for any services provided as a Director during the year ended December 31, 2006. There are no other formal or informal understandings or arrangements relating to compensation; however, the Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2006, none of the Directors received reimbursement payments from the Company.

Employee Benefit and Consulting Services Compensation Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, The Company may establish such plans in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of September 10, 2007 with respect to the beneficial ownership of the outstanding shares of the Company’s capital stock by (i) each person known by the Company who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of September 10, 2007 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 2,408,000 common shares issued and outstanding as of September 10, 2007.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned (1)
Erick E. Richardson, Jr. (2)	1,223,487	50.81%
Nimish Patel (2)	165,213	6.86%
Mark Abdou (2)	146,856	6.10%
Silas Phillips (2) (4)	--	--
Fang Zhong (3) (4) (5) (6)	--	--
Fang Wei Feng (3) (4) (5)	--	--
Fang Wei Jun (3) (4) (5)	--	--
Hu Min (3) (4) (6)
All Executive Officers and Directors as a Group (6 persons)	--	--

(1)	Based upon 2,408,000 common shares issued and outstanding as of September 10, 2007.

(2)	The address of the beneficial owner is 10900 Wilshire Boulevard, Suite 500, Los Angeles, California 90024.

(3)	The address of the beneficial owner is Suite A-C, 20/F Neich Tower, 128 Gloucester Road, Wanchai, Hong Kong, People’s Repubic of China.

(4)	An officer and/or director of the Company.

(5)	Mr. Fang Zhong, Mr. Fang Wei Feng and Mr. Fang Wei Jun are brothers.
(6)	Mr. Fang Zhong and Ms. Hu Min are husband and wife.

Equity Compensation Plan Information

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, The Company may establish such plans in the future.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

Amounts due from/(to) directors at December 31, 2006 are as follows:

Fang Zhong (Director)	$1,692,036
Hu Min (Director)	5,970
Fang Wei Jun (Director)	(879)
Fang Wei Feng (Director)	(43,245)
$1,653,882

 The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

During the year ended December 31, 2006, the Company advanced $668,038 to Wuhan Pacific Shopping Mall Limited (“Limited”), an unrelated third party. Because these advances were made pursuant to a personal guarantee of Mr. Fang Zhong, they were treated as loan advances to Mr. Fang Zhong.

Director Independence

The Company has determined that none of its directors are independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15). In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence.

Item 13.	Exhibits.

Exhibit
Number	Description

2.1	Stock Exchange Agreement dated as of October 19, 2005, by and among Xerion EcoSolutions Group, Inc., Town House Land Limited and its Shareholders (1)

3.1	Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado (2)

3.2	Articles of Amendment to the Articles of Incorporation filed July 3, 1989 (2)

3.3	Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc. (2)

3.4	Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes (2)

3.5	Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001 (2)

3.6	Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors (2)

3.7	Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws (2)

3.8	Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation (2)

3.9	Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc. (2)

3.10	Bylaws of the Company (2)

10.1	Stock Purchase Agreement dated as of December 11, 2006 by and among Sino-American Development Corporation and Certain Purchasers (3)

21.1	List of Subsidiaries (2)

23.1	Consent of Murrell, Hall, McIntosh & Co., PLLP (4)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer (4)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer (4)

99.1	Charter of the Compensation Committee of the Board of Directors (2)

99.2	Charter of the Audit Committee of the Board of Directors (2)

______________________

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005.
(2) Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 15, 2006.
(4) Filed herewith.

Item 14.  Principal Accountant Fees and Services.

Change of Auditor

The Company’s preceding principal independent auditor was Manning Elliott LLP, Chartered Accountants (“Manning Elliott”). Manning Elliott performed the audit for the fiscal years ended December 31, 2003 and 2004. Manning Elliott resigned as the Company’s independent auditor effective November 11, 2005. On November 11, 2005, we engaged Murrell, Hall, McIntosh & Co., PLLP (“MHM”) to review the unaudited financial statements through the quarter ended September 30, 2006 and to audit the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006. The following are the services provided and the amount billed.

Audit Fees

The aggregate fees billed by MHM, for the audit of our annual financial statements and the reviews of the unaudited financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2006 and 2005 were $71,774 and $46,745, respectively.

Audit-Related Fees

There were no other fees billed by Manning Elliott or by MHM during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no aggregate fees billed for professional services rendered by Manning Elliott or by MHM for tax compliance services in fiscal years 2006 and 2005.

All Other Fees

There were no other fees billed by Manning Elliott or by MHM during the last two fiscal years for products and services provided by Manning Elliott or by MHM.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-AMERICAN DEVELOPMENT CORPORATION (Registrant)

Date: September 11, 2007	By:	/s/ Fang Zhong
Fang Zhong Principal Executive Officer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fang Zhong Fang Zhong	Chief Executive Officer/Chief Financial Officer/Director	September 11, 2007

/s/ Silas Phillips Silas Phillips	President/Treasurer/Secretary	September 11, 2007

/s/ Fang Wei Jun Fang Wei Jun	Director	September 11, 2007

/s/ Fang Wei Feng Fang Wei Feng	Director	September 11, 2007

/s/ Hu Min Hu Min	Director	September 11, 2007