Form 10QSB
period 2007-03-31
SINO-American Development CORP
filed 2007-09-27
CIK 1000686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2007

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 0-26760

SINO-AMERICAN DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5065416
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1427 West Valley Boulevard, Suite 101 Alhambra, California	91803
(Address of principal executive offices)	(Zip code)

(310) 208-1182
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 2,408,000 issued and outstanding as of September 24, 2007.

Transitional Small Business Disclosure Form (Check one):    Yes ☐ No ☑

TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Sino-American Development Corporation, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Sino” or the “Company” means Sino-American Development Corporation and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Sino-American Development Corporation and Subsidiaries
Consolidated Balance Sheet
As of March 31, 2007
Unaudited
(Amounts expressed in U.S. Dollars)

ASSETS

Current assets
Cash and cash equivalents (note 3(b))	$1,489,009
Accounts receivable and prepayments,
net of allowance of $344,361 (notes 3(c) and 5)	120,084
Prepaid expenses	164,439
Properties held for resale (note 6)	3,929,545

Total current assets	5,703,077

Land held for development (note 7)	4,826,378
Property and equipment,net of accumulated depreciation
and amortization (note 8)	2,844,964

Total assets	$13,374,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses (note 9)	$7,453,352
Customers' deposits (note 10)	2,703,318
Income and other taxes payable (note 3(k))	3,864,148
Short-term loans (note 12)	3,114,462

Total current liabilities	17,135,280

Minority interest	411,501

Commitments and Contingencies (note 17)
Share capital
Authorized: 150,000,000 common stock of par
value $0.001 and 50,000,000 preferred stock
of par values 0.001
Issued and outstanding: 2,408,000 common stocks
of par values 0.001	$2,408
Additional paid-in capital	5,944,470
Accumulated deficit	(8,459,960)
Accumulated other comprehensive loss	(286,562)

Total shareholders' (deficit) before advances offset	(2,802,052)

Advances to directors	(1,372,718)
Total stockholders'(deficit), net of advances offset	(4,174,770)

Total liabilities and shareholders' equity	$13,372,011
See accompanying summary of accounting policies and notes to the consolidated financial statements

Sino-American Development Corporation and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006
Unaudited
(Amounts expressed in U.S. Dollars)

	Three months ended March 31,
	2007	2006

Sales revenue	$1,800,173	$4,287,805

Cost of properties sold	(2,747,932)	(3,279,050)

Gross (loss) profit	(947,759)	1,008,755

Selling expenses	(48,896)	(159,968)

Depreciation expenses	(35,616)	(38,894)

General and administrative expenses	(382,529)	(557,953)

Impairment losses	-	(956,855)

(Loss) from operations	(1,414,800)	(704,915)

Other income (expenses)
Other revenues	37,938	2,111
Interest and finance costs	(67,478)	(57,883)

Total other expenses	(29,540)	(55,772)

Loss before provision for income
taxes and minority interest	(1,444,340)	(760,687)

Provision for income taxes (notes 3(k) and 14)	(89,109)	(212,246)

Loss before minority interest	(1,533,449)	(972,933)

Less minority interest	46,003	27,109

Net loss	(1,487,446)	(945,824)

Other comprehensive income
Foreign currency translation adjustment	9,262	3,814

Comprehensive loss	$(1,478,184)	$(942,010)

Weight average number of shares
- Basic and diluted	2,408,000	1,671,484

Loss per share
- Basic and diluted	$(0.62)	$(0.56)

Comprehensive loss per share
- Basic and diluted	$(0.61)	$(0.56)
See accompanying summary of accounting policies and notes to the consolidated financial statements.

Sino-American Development Corporation and Subsidiaries
Consolidated Statements of CashFlows
For the Three Months Ended March 31, 2007 and 2006
Unadited
(Amounts expressed in U.S. Dollars)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,487,446)	$(945,824)
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	(46,003)	(18,109)
Depreciation and amortization	35,616	38,894
(Increase) decrease in assets:
Advances to suppliers	-	196,637
Construction-in progress	-	2,729,019
Prepaid expenses	(11,878)	-
Account receivable	2,999	348,293
Properties held for resale	1,659,353	252,996
Increase (decrease) in liabilities:
Account payable and other payables	(50,310)	(567,548)
Customers' deposits	(273,355)	(1,716,776)
Income and other taxes payable	219,203	364,016

Net cash provided by operating activities	48,179	681,598

Cash flows from investing activities:
Purchase property, plant and equipment	(25,971)	(2,366)
Net cash used in investing activities	(25,971)	(2,366)

Cash flows from financing activities:
Principal loans repayments	(289,421)	(404,225)
Advances to directors and affiliated companies	253,039	(1,115,309)
Net cash used in financing activities	(36,382)	(1,519,534)

Foreign currency translation adjustment	(23,555)	3,814

Net decrease in cash and cash equivalents	(37,729)	(836,488)

Cash and cash equivalents, beginning of period	1,526,738	2,858,344

Cash and cash equivalents, end of period	$1,489,009	$2,021,856
See accompanying summary of accounting policies and notes to the consolidated financial statements.

SINO-AMERICAN DEVELOPMENT CORPORATION
NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

1.           CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

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

In October of 2005, the Company entered into a stock exchange agreement with Town House Land Limited (“Town House") whereby the Company issued stock equal to 98.75% in its ownership in exchange for 100% of the ownership interest in Town House.

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

On December 11, 2006, the Company entered into an agreement with twenty-two accredited investors (“the Buyers”) pursuant to which the company agreed to issue 12,505,000 shares of it’s common stock, in consideration for an aggregate of $12,505 in cash. Additionally on December 11,2006, the Buyers directly acquired (the “Stock Acquisition”) from the following stockholders all of their shares of our common stock: Mr. Fang Zhong, a current director and our President, Chief  Executive Officer, Chief Financial Officer and Treasurer at the time of the Stock Acquisition; Ms Hu Min, a current director and our Secretary at the time of the Stock Acquisition; Mr. Fang Wei Jun, a current director of the Company;and Mr. Fang Zhong in his capacity as legal representative of Fang Hui. The Stock Purchase Agreement and the Stock Acquisition effectuated a change in control of the Company, and in connection therewith, Mr. Fang Zhong resigned as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, and Ms. Hu Min resigned as our Secretary both effective December 11, 2006. In their places, Mr. Silas Phillips was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Treasurer, effective December 11, 2006.

The Stock Purchase Agreement also requires that, after the closing (the “ Closing ) of the Stock Purchase and Stock Acquisition,, all current assets of the Company would be transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquires control and ownership of another company, the Company would transfer all of the shares of Town House held by the Company to a trust, the beneficiaries of which would be the stockholders of the Company immediately prior to Closing.

On December 5 2006, the Board of Directors and the majority holders of the Company’s stock jointly approved resolutions by written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,920,230 to 2,408,000. This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

Effective from September 7 2007, Mr. Silas Philips resigned as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer. Mr. Dick Lee resigned as a member of the Board of Directors of the company. Mr. Fang Zhong was appointed as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer to fill the vacancies resulting from Mr. Phillip’s resignation.

Town House Land Limited (“Town House Land”) was incorporated in Hong Kong, as a private limited liability company on August 13, 2001 with an authorized capital of $64,103 (HK$500,000) divided into 500,000 ordinary shares of par value $0.12 (HK$1.00) each. Town House Land changed to its present name on August 13, 2003. On August 15, 2003, Town House Land acquired 97% of the outstanding registered capital of Wuhan Town House Land (“Wuhan Town House”). Terms of the transaction call for Town House Land to pay $1,602,564 in cash plus the contribution of an additional $5,857,488 in share capital in Town House Land as consideration for the acquisition of the 97% interest in Wuhan Town House's registered capital. For financial reporting purposes, Wuhan Town House was considered to be the acquiring entity and the additional cash consideration paid was treated as a distribution to members. Town House Land had no operations prior to this reverse acquisition and there was substantially no change in ownership from that of Wuhan Town House as a result of this transaction.

At March 31, 2007 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation (“Town House Miami”)and indirectly 97% of the equity in Town House Land (USA) Inc (“Town House USA”). Collectively hereinafter, Town House Land, Wuhan Town House, Town House Miami Corporation and Town House USA, Inc., are referred to as "the Company".

Wuhan Town House (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (RMB 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of RMB10,000,000, (2) have engineering and staff of not less than 12 people, (3) should have completed at least 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent.

Subsequent recapitalizations during 2000 increased Wuhan Town House's registered capital to $6,038,647 and changed is classification to a second level property company. To meet the qualifications of a second level property company, the company must (1) have registered capital of RMB 40,000,000, (2) have engineering and management staff of not less than 24 people, (3) should have completed 150,000 square meters of accumulated areas completed within three years, (4) 100% pass rate in construction quality with 10% ranked as excellent, and (5) at least three years experience in property development. On August 15, 2003, Wuhan Town House entered into a reverse merger agreement with Town House Land.

On October 10, 2003 Wuhan City Foreign Investment Bureau approved the registration of Wuhan Town House Land as a Sino Foreign Joint Investment Enterprise with a defined period of existence of 20 years to October 27, 2023.

Pursuant to the approval of Wuhan City Industrial and Commercial Administrative Bureau on February 20, 2004, Wuhan Pacific Real Estate Development Company Limited changed its name to Wuhan Town House Land Limited.

Town House USA was incorporated in California on March 4, 2004 and owns real estate which it is holding for development. Town House USA is a wholly owned subsidiary of Wuhan Town House.

Town House Miami was incorporated in Florida on November 18, 2004 and owns real estate which it is holding for development. Town House Miami is a wholly owned subsidiary of Wuhan Town House.

The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through March 31 2007 was the People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

The Company had a working capital deficit of $11,432,203 as of March 31, 2007.  The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations.  These issues raise doubts about the Company’s ability to continue as a going concern.  Management is in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

b.	Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.  As of March 31, 2007 there were no restrictions on the Company’s cash balances.

c.	Accounts receivables

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable in the balance sheet is stated net of such provision.

d.	Properties held for sale

Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interest and any overhead costs incurred in bringing the developed properties to their present location and condition.

Net realizable value is determined by reference to management estimates based on prevailing market conditions.

e.	Property and equipment

Property and equipment are recorded at cost and are being depreciated and amortized over the estimated useful lives of the related assets. Depreciation and amortization is computed on the straight-line basis over useful lives net of a 5% salvage value as follows:

Building and land use right	40 years
Equipment	5 years
Motor vehicles	5-8 years
Office furniture and fixtures	5 years
Equipment	5 years

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

f.	Related companies

A related company is a company in which a director has beneficial interests in and in which the Company has significant influence.

g.	Income recognition

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

h.	Cost of properties sold

The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales.

i.	Advertising

Advertising costs are expensed as incurred.

j.	Foreign Currencies

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

k.	Taxation

Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates.

Provision for The People's Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the periods ended March 31, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

l.	Retirement benefit costs

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

m.	Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as of March 31, 2007 because of the relatively short-term maturity of these instruments.

n.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

On December 5, 2006, the Board of Directors and the majority holders of the Company’s stock jointly approved resolutions by written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,921,500 to 2,408,000. This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

o.	Use of estimates

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

p.	Recent accounting pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Adoption of this Statement has no material impact on the Company’s financial position, results of operations, or cash flows.
In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 has no material impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management is assessing the impact of adoption of this statement.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and the adoption of SAB No. 108 has no material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No.159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option had been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4.           CONCENTRATION OF BUSINNESS AND CREDIT RISK

At March 31, 2007, the Company had $1,445,222 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

Substantially all of the Company's operations are in the PRC other than three significant real estate holdings in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $Nil and $246,492 as of March 31, 2007 and 2006, respectively, were collateralized by real estate.

5.           ACCOUNTS RECEIVABLE AND PREPAYMENTS

Accounts receivable consist of the followings:
Accounts receivable	$332,557
Prepayment for operating purpose	131,888
Less: Provision for doubtful debts	(344,361)

Accounts receivable and other receivables net of provision for doubtful debts	$120,084

6.           PROPERTIES HELD FOR RESALE

As of March 31, 2007, the Company had the following properties held for resale:

Diamond Mansion Phase I Residential	$20,015
Diamond Mansion Phase 2	254,473
Gutian Apartments	291,975
Wuhan Town House Plaza	231,962
YiChang Town House Plaza	3,131,120
Total	$3,929,545

During the first quarter of 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $956,855.

During the quarter ended June 30, 2006 the Company revised its cost estimates to complete the YiChang Town House Plaza project.  These upward revisions resulted in an increase in cost of sales during the second quarter to reflect both additional cost associated with sales made in the first quarter as well as costs incurred on sales during the second quarter.  Management anticipates that it will be able to recover its costs in remaining unsold and uncompleted units on this project

7.           LAND HELD FOR DEVELOPMENT

As of March 31, 2007, the Company owned three tracts of land located in the United States which it was holding for development. The cost basis in this land at March 31, 2007 was $4,826,378. At March 31, 2007, substantially all of this land was pledged as collateral on various loans.

8.           PROPERTY, PLANT AND EQUIPMENT

Properties and equipment as of March 31, 2007, stated at cost less accumulated depreciation and amortization, consist of:
Buildings and land use right	$2,667,065
Plant and machineries	31,630
Motor vehicles	599,801
Office equipment	194,832
Furniture and fixtures	61,926
3,555,254
Less: Accumulated depreciation and amortization	(710,290)
$2,844,964

9.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as follows:
Accounts payable	$6,540,971
Accrual expenses for operating purpose	85,831
Accrued welfare payable	142,540
Stamp duty payable	684,010
$7,453,352

10.	CUSTOMERS’ DEPOSITS

Customers’ deposits represented deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as at the balance sheets date.

11.  TRANSACTIONS WITH RELATED PARTIES

Amounts due from/(to) directors at March 31, 2007 are as follows:
Fang Zhong (Director)	$1,372,274
Hu Min (Director)	45,420
Fang Wei Jun (Director	(879)
Fang Wei Feng (Director)	(44,097)
$1,372,718

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

12.  SHORT-TERM LOANS

The Company had the following short-term loans at March 31, 2007:

Town House Land (Miami) short-term bank loan,
secured by real estate property in the United
States, interest at 1% over prime, principal
due on July 30, 2007.  Management is in the
course of negotiation for the loan to be extended.                $800,000

Wuhan Town House short-term bank loan,
secured by YiChang Project land use rights,
interest at 115% of the national rate (5.58% at
December 31, 2006), principal due based upon
a percentage of sales through December 20, 2006,
extended to June 20, 2007.  Management is in the
course of negotiation for the loan to be further
extended.                                                                                387,300

Town House Land (USA) short-term bank loan,
secured by real estate property in the United
States, interest at Far East Bank Prime Rate
Plus 1% (9.25% at December 31, 2006) paid
periodically, principal due on January 1, 2007.
Management is in the course of negotiation
for the loan to be extended.                                                                                         755,252

Town House Land (Miami) short-term loan from a
financial institution, secured by real property,
interest at Far East Bank Prime Rate plus 1%
paid periodically, principal due on July 30, 2007.
Management is in the course of negotiation
for the loan to be extended.                                                                                        100,000

Indirect financing                                                                                                      1,071,910

                                   $3,114,462

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

The Common Stock retained a par value of $.001 per share but the Authorized Capital was reduced from 300,000,000 shares to 150,000,000 shares.  The preferred stock, of which there was none outstanding at September 30, 2006 was changed to a par value of $0.01 per share from no par.

On December 11, 2006, the Company issued 12,505,000 shares of the Company’s common stock, at par value $0.001, in consideration for an aggregate of $12,505 in cash.

On December 5, 2006, the Board of Directors and the majority holders of the Company’s stock jointly approved resolutions by written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,921,500 to 2,408,000. This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

14.           INCOME TAXES

Provision for the People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

For the periods ended March 31, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

Three Months Ended March 31,

2007                  2006

Computed tax at Federal statutory rate
of 34%                                                                                            $ (91,808)   $(254,608)

Difference primarily attributable to
EIT tax assessed on gross real estate
sales and adjustments to prior years
tax liabilities based on assessments
from the PRC taxing
authorities                                                                                                     2,699                  42,362

       Provision for(benefit from)income taxes                                                                      $(89,109)            $(212,246)

15.           IMPAIRMENT LOSSES

During the period ended March 31, 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $956,855.

16.           STOCK PURCHASE AGREEMENT

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

17.	COMMITMENTS

As of March  31, 2007 the Company had contractual commitments of lease expenditures of $3,944.

During January of 2005, the Company and Fang Zhong entered into a three year commitment to advance up to RMB 30,000,000 ($3,699,137) to Wuhan Pacific Shopping Mall Limited. Fang Zhong has personally guaranteed the repayment of these advances. As of March 31, 2006, the Company had advanced a total of $3,278,774 to Wuhan Pacific Shopping Mall Limited, all of which was treated as a repayment/advance of funds to Fang Zhong.

 In December 2006, the board of directors approved a scheme to spin-off its real estate business. The spin-off will be accomplished through a series of transactions whereas the assets and liabilities of the real estate business and holdings in China and the United States will be transferred to a private company, and shares of the private company’s common stock will be distributed to the stockholders of the Company (excluding the private placement shareholders who acquired shares in December 2006), on a pro rata basis. The spin-off has not been effectuated.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item.  In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-QSB.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States.  See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into US Dollars at various pertinent dates and for pertinent periods.

Overview

We are a real estate development company with our business operations primarily in Wuhan City, China. On October 31, 2005, the Company acquired Town House and, as a result, Town House’s operating subsidiary Wuhan Townhouse, by way of the exchange of 224,480,317 shares of the Company’s common stock for 100% of the issued and outstanding registered capital of Town House. We accounted for this share exchange transaction as a recapitalization and, as a result, our consolidated financial statements are in substance those of Town House. Please see Note 1 to our consolidated financial statements included in this report for further details of this stock exchange transaction. Having no substantive operation of its own, Town House, through its operating subsidiary, Wuhan Townhouse, develops commercial and residential properties primarily in Wuhan City, China.

Critical Accounting Policies

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. The resulting accounting estimates will, by definition, may vary from the related actual results. We consider the following to be the most critical accounting policies:

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of the Company, Town House, Wuhan Town House, Town House USA, and Town House Miami. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.  As of March 31, 2007 there were no restrictions on the Company’s cash balances.

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

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives net of a 5% salvage value as follows:

Building and land use right	40 years
Equipment	5 years
Motor vehicles	5-8 years
Office furniture and fixtures	5 years
Equipment	5 years

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the periods ended March 31, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2007 because of the relatively short-term maturity of these instruments.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, loss per share for 2007 and 2006 were computing assuming the reorganization occurred on January 1, 2004.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

On December 5, 2006 the Company approved a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,921,500 to 2,408,000.  The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

In February 2007, the FASB issued Statement No.159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option had been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Results of Operations – Three months ended March 31, 2007 as compared to three months ended March 31, 2006

REVENUES.  All of our revenue is derived from the sale from our inventory of apartments from our completed development projects. During the three months ended March 31, 2007, we had revenues of $1,800,173 as compared to revenues of $4,287,805 during the three months ended March 31, 2006, a decrease of approximately 58.0%.  The unfavorable variance in sales revenue was mainly attributable to lower sales activities.

COST OF GOODS SOLD.  Cost of properties sold decreased by $531,118, or 16.2%, to $2,747,932 for the three months ended March 31, 2007, compared to $3,279,050 during the same period in 2006. The decrease in cost of goods sold is due to a decrease in number of properties sold.

SELLING EXPENSES. Selling expenses decreased by $111,072, or 69.4%, to $48,896 for the quarter ended March 31, 2007, from $159,968 for the same quarter in 2006, primarily as a result of the significant decrease in advertising and promotional expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased by $175,424, or 31.4%, to $382,529 for the three months ended March 31, 2007, compared to $557,953 for the same period in 2006, primarily as a result of the decrease in traveling expenses as we had no development activities in the United States of America during the first quarter of 2007 and the decrease in traveling expenses, salaries as well as increases in both our legal fees and audit fees.

DEPRECIATION EXPENSES.  Depreciation expense decreased by $3,278, or 8.4%, to $35,616 for the first quarter of fiscal 2007, from $38,894 for the same quarter of fiscal 2006. This decrease resulted because we did not acquire any additional assets, and certain of our assets were fully depreciated during fiscal 2006.

INTEREST AND FINANCE COSTS.  Interest and finance costs increased by $9,595, or 16.50%, to $67,478 during the three months ended March 31, 2007, as compared to $57,883 during the same period in 2006.

We recorded the following impairment losses:

During the period ended March 31, 2006, the Company decided to abandon the Jing Qi project which had been long delayed waiting for the Province to build access roads. This resulted in an impairment loss of $956,855.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital deficit of $11,432,203.  The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern.  Management is in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in the financial statements.

Cash flows

OPERATING.  Net cash flow provided by operating activities amounting to $48,179 during the three months ended March 31, 2007, as compared to $681,598 generated from operating activities for the same period in 2006. This increase is primarily attributable to cash outflow from operating activities.

INVESTING.  Cash used in investing activities increased 99.77%, to $25,971 for the first quarter of fiscal 2007, from $2,366 used in investing activities for the same quarter in fiscal 2006.

FINANCING.  The Company has net loan repayments of $289,421 during the first three months of fiscal 2007 compared to net loan repayments of $404,225 during the same period in 2006. This change is primarily a result of completing projects and paying down financing. The Company made cash advances to directors and affiliated companies of $253,039 in the first quarter of 2007, as compared to $1,115,309 in repayment of cash advances to directors and affiliated companies for the same period in 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Related Party Transactions

Amounts due from/(to) directors at March 31, 2007 are as follows:

Fang Zhong (Director)                                                                                                         $ 1,372,274
Hu Min (Director)                                                                                                                          45,420
Fang Wei Jun (Director)                                                                                                                  (879)
Fang Wei Feng (Director)                                                                                                           (44,097)

                                                  $1,372,718

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

Exchange Rates

Wuhan Townhouse maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC.  In general, for consolidation purposes, the Company translates Wuhan Townhouse’s assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of Wuhan Townhouse’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005.  The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day.  The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.12952:RMB1	USD0.12825:RMB1	USD0.12476:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.12952:RMB1	USD0.12825:RMB1	USD0.12476:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

INFLATION

We believe that inflation has not had a material effect on our operations to date.

RISK FACTORS

1.  Investing in our common stock involves a high degree of risk. If any of the following risks actually materializes, our business, financial condition and results of operations would suffer. You should read the section entitled “Forward-Looking Statements” immediately following these risk factors for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this prospectus.

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

One of the most important issues covered in the project documentation is the business scope of the WOFE. Business scope is narrowly defined for all businesses in China and the WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Any amendments to the business scope require further application and approval. The Company's business scope is defined to include general real estate development, sales, leasing and property management.

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

Under current China law, the conversion of Renminbi into foreign currency generally required government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet its cash needs, and to pay dividends to its shareholders. However, the subsidiaries of the Company are presently classified as a wholly foreign owned enterprise ("WFOE") in China that have verifiable foreign investment in China, funding having been made through an official China banking channel. Because the subsidiaries of the Company qualify for treatment as a WFOE, the subsidiaries can declare dividends and their funds can be repatriated to the Company in the United States under current laws and regulations in China.

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

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decreasesubstantially.

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

We may be unable to achieve some or all of the benefits that we expect to achieve through the Spin-Off.

The full strategic and financial benefits expected to result from the Spin-Off may be delayed or may never occur at all. For instance, there can be no assurance that investors will regard the new corporate structure as more clear and simple than the current corporate structure.

Item 3.                      Controls And Procedures

(a)          Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)         Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults upon Senior Securities.

None.

Item 4.                                Submission of Matters to a Vote of Securities Holders.

None.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits

Exhibit
Number	Description

2.1	Stock Exchange Agreement dated as of October 19, 2005, by and among Xerion EcoSolutions Group, Inc., Town House Land Limited and its Shareholders (1)

3.1	Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado (2)

3.2	Articles of Amendment to the Articles of Incorporation filed July 3, 1989 (2)

3.3	Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc. (2)

3.4	Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes (2)

3.5	Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001 (2)

3.6	Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors (2)

3.7	Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws (2)

3.8	Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation (2)

3.9	Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc. (2)

3.10	Bylaws of the Company (2)

10.1	Stock Purchase Agreement dated as of December 11, 2006 by and among Sino-American Development Corporation and Certain Purchasers (3)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer (4)

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer (4)

99.1                        Charter of the Compensation Committee of the Board of Directors (2)

99.2                        Charter of the Audit Committee of the Board of Directors (2)
______________________

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 15, 2006.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-AMERICAN DEVELOPMENT CORPORATION (Registrant)

Date: September 27, 2007	By:	/s/ Fang Zhong
Fang Zhong Chief Executive Officer, Cheif Financial Officer