Form 10QSB
period 2007-06-30
SINO-American Development CORP
filed 2007-09-27
CIK 1000686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2007

Or

	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  No 

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  No 

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 2,408,000 issued and outstanding as of September 24, 2007.

Transitional Small Business Disclosure Form (Check one):    Yes  No 

TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2007

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

Sino-American Development Corporation and Subsidiaries
Consolidated Balance Sheet
As of June 30, 2007
Unaudited
(Amounts expressed in U.S. Dollars)

ASSETS

Current assets
Cash and cash equivalents (note 3(b))	$1,519,553
Accounts receivable and prepayments,
net of allowance of $350,789 (notes 3 (c) and 5)	121,379
Prepaid expenses	167,369
Properties held for resale (note 6)	4,002,893

Total current assets	5,811,194

Land held for development (note 7)	4,826,378
Property and equipment,net of accumulated
depreciation and amortization (note 8)	2,840,149

Total assets	$13,477,721

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses (note 9)	$7,655,361
Customers' deposits (note 10)	2,753,777
Income and other taxes payable (note 3 (k))	3,936,276
Short-term loans (note 12)	3,141,698

Total current liabilities	17,487,112

Minority interest	406,181

Commitments and Contingencies (note 17)

Shareholders' Equity
Share capital
Authorized: 150,000,000 common stock of par
value $0.001 and 50,000,000 preferred stock
of par values 0.001
Issued and outstanding: 2,408,000 common stocks
of par values 0.001	$2,408
Additional paid-in capital	5,944,470
Accumulated deficits	(8,631,949)
Accumulated other comprehensive loss	(360,675)

Total shareholders' (deficit) before advances offset	(3,045,746)

Advances to directors (note 11)	(1,369,826)
Total stockholders'(deficit), net of advances offet	(4,415,572)

Total liabilities and shareholders' equity	$13,477,721
See accompanying summary of accounting policies and notes to the consolidated financial statements

Sino-American Development Corporation and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income
For the Three Months and Six Months Ended June 30, 2007 and 2006
Unadited
(Amount expressed in U.S. Dollars)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Sales revenue	$45,562	$597,923	$1,845,735	$4,885,728

Cost of properties sold	(69,550)	(1,587,484)	(2,817,482)	(4,866,534)

Gross (loss) profit	(23,988)	(989,561)	(971,747)	19,194

Selling expenses	(2,784)	(13,621)	(51,680)	(173,589)

Depreciation expenses	(56,883)	(62,482)	(92,499)	(101,376)

General and administrative expenses	(18,549)	(510,328)	(401,078)	(1,068,281)

Impairment losses	-	(2,289,176)	-	(3,246,031)

(Loss) from operations	(102,204)	(3,865,168)	(1,517,004)	(4,570,083)

Other income (expenses)
Other revenues	958	4,464	38,896	6,575
Interest and finance costs	(73,809)	(74,852)	(141,287)	(132,735)

Total other (expenses)	(72,851)	(70,388)	(102,391)	(126,160)

(Loss) before provision for income
taxes and minority interest	(175,055)	(3,935,556)	(1,619,395)	(4,696,243)

Provision for income taxes (notes 3(k) and 14)	(2,255)	(29,598)	(91,364)	(241,844)

Net (loss) income before minority interest	(177,310)	(3,965,154)	(1,710,759)	(4,938,087)

Less minority interest	5,320	114,068	51,323	141,177

Net (loss) income	(171,990)	(3,851,086)	(1,659,436)	(4,796,910)

Other comprehensive income
Foreign currency translation adjustment	(74,113)	316,188	(64,851)	320,002

Comprehensive loss	$(246,103)	$(3,534,898)	$(1,724,287)	$(4,476,908)

Weight average number of shares
- Basic and diluted	2,408,000	1,671,484	2,408,000	1,671,484

(Loss) per share
- Basic and diluted	$(0.07)	$(2.30)	$(0.69)	$(2.87)

Comprehensive (Loss) per share
- Basic and diluted	$(0.07)	$(2.30)	$(0.69)	$(2.87)
See accompanying summary of accounting policies and notes to the consolidated financial statements

.

Sino-American Development Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
Unaudtied
(Amounts expressed in U.S. Dollars)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(1,659,436)	$(4,796,910)
Adjustments to reconcile net loss to cash
provided by operating activities:
Minority Interest	(51,323)	(141,177)
Depreciation and amortization	92,499	101,376
Impairment of properties	-	3,246,031
(Increase) decrease in assets:
Account receivable and prepayments, net	1,704	278,239
Properties held for resale	1,586,005	(8,330,457)
Advances to suppliers	-	196,637
Construction-in progress	-	9,888,409
Prepaid expenses	(14,808)	-
Increase (decrease) in liabilities:
Account payable and accrued expenses	151,699	(459,475)
Customers' deposits	(222,896)	109,339
Income and other taxes payable	291,331	324,603

Net cash provided by operating activities	174,775	416,615

Cash flows from investing activities:
Net purchase of property, plant and equipment	(78,039)	(139,254)
Net cash (used in) investing activities	(78,039)	(139,254)

Cash flows from financing activities:
Loan proceeds	-	428,710
Principal loans repayments	(262,185)	(910,444)
Advances to directors and affiliated companies	296,561	(775,705)
Net cash provided (used in) by financing activities	34,376	(1,257,439)

Foreign currency translation adjustment	(138,297)	320,002

Net (decrease) in cash and cash equivalents	(7,185)	(660,076)

Cash and cash equivalents, beginning of period	1,526,738	2,858,344

Cash and cash equivalents, end of period	$1,519,553	$2,198,268
See accompanying summary of accounting policies and notes to the consolidated financial statements

Notes to Consolidated Financial Statements
For the three Months and six Months Ended June 30, 2007 and 2006

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

The Stock Purchase Agreement also requires that, after the closing (the “Closing”) of the Stock Purchase and Stock Acquisition,, all current assets of the Company would be transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquires control and ownership of another company, the Company would transfer all of the shares of Town House held by the Company to a trust, the beneficiaries of which would be the stockholders of the Company immediately prior to Closing.

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

Effective from September 7 2007, Mr Silas Philips resigned as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer. Mr. Dick Lee resigned as a member of the Board of Directors of the company. Mr Fang Zhong was appointed as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer to fill the vacancies resulting from Mr. Phillip’s resignation.

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

At June 30, 2007 Town House Land held 97% of the registered capital of Wuhan Town House, directly held 100% of the equity in Town House Land (Miami) Corporation (“Town House Miami”)and indirectly 97% of the equity in Town House Land (USA) Inc (“Town House USA”). Collectively hereinafter, Town House Land, Wuhan Town House, Town House Miami Corporation and Town House USA, Inc., are referred to as "the Company".

Wuhan Town House (formerly: Wuhan Pacific Real Estate Development Company Limited) was registered as a formal third level property Company in Hubei Province, in the People's Republic of China as a limited liability company (in which investors' potential losses are limited to their capital contributions) on December 18, 1995 with a registered capital of $1,207,729 (RMB 10,000,000) and a defined period of existence of 14 years to December 18, 2009. To meet the qualifications of third level property company, the company must (1) have registered capital of RMB10,000,000, (2) have engineering and staff of not less that 12 people, (3) should have completed at least 50,000 square meters of accumulated development area, and (4) have a 100% passing rate in construction quality and 10% ranked as excellent.

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

The Company's principal activity is the development and sale of commercial and residential real estate. The Company's principal country of operations through June 30 2007 was the People's Republic of China ("PRC"), however, the Company held substantial real estate holdings in the United States as of that date which it plans to develop in the near future.

2.	GOING CONCERN AND MANAGEMENT’S PLANS

The Company had a working capital deficit of $11,675,918 as of June 30, 2007.  The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations.  These issues raise doubts about the Company’s ability to continue as a going concern.

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

b.	Cash and equivalents

The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.  As of June 30, 2007 there were no restrictions on the Company’s cash balances.

c.             Accounts receivable

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the periods ended June 30, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

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

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as of June 30, 2007 because of the relatively short-term maturity of these instruments.

n.	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

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

4.           CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At June 30, 2007, the Company had $1,472,198 cash in banks located in the People's Republic of China ("PRC") and these balances are not covered by any type of protection similar to that provided by the FDIC on funds held in United States banks.

Substantially all of the Company's operations are in the PRC other than three significant real estate holdings in the United States.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $Nil and $246,492 as of June 30, 2007 and 2006, respectively, were collateralized by real estate.

5.           ACCOUNTS RECEIVABLE AND PREPAYMENTS

Accounts receivable consist of the followings:

Accounts receivable	$338,765
Prepayment for operating purpose	133,403
Less: Provision for doubtful debts	(350,789)

Accounts receivable and prepayments, net of provision for doubtful debts	$121,379

6.           PROPERTIES HELD FOR RESALE

As of June 30, 2007, the Company had the following properties held for resale:

Diamond Mansion Phase I Residential	$20,389
Diamond Mansion Phase 2	259,223
Gutian Apartments	297,425
Wuhan Town House Plaza	236,291
YiChang Town House Plaza	3,189,565
Total	$4,002,893

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

7.           LAND HELD FOR DEVELOPMENT

As of June 30, 2007, the Company owned three tracts of land located in the United States which it was holding for development. The cost basis in this land at June 30, 2007 was $4,826,378. At June 30, 2007, substantially all of this land was pledged as collateral on various loans.

8.           PROPERTIES AND EQUIPMENT

Properties and equipment as of June 30, 2007, stated at cost less accumulated depreciation and amortization, consist of:

Buildings and land use right	$2,716,849
Plant and machineries	32,220
Motor vehicles	610,996
Office equipment	198,468
Furniture and fixtures	61,926
3,620,459
Less: Accumulated depreciation and amortization	(780,310)
$2,840,149

9.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30,2007:

Accounts payable	$6,663,062
Accrual expenses for operating purpose	150,321
Accrued welfare payable	145,201
Stamp duty payable	696,777
$7,655,361

10.	CUSTOMERS’ DEPOSITS

Customers’ deposits represent deposits from residential property buyers and which procedures for the transfer of ownership of the property purchased have not been completed as at the balance sheets date.  The deposits from such property buyers for residential properties to be transferred in the subsequent years are carried forward as deferred revenue.

11.  TRANSACTIONS WITH RELATED PARTIES

Amounts due from/(to) directors at June 30, 2007 are as follows:

Fang Zhong (Director)	$1,371,061
Hu Min (Director)	45,420
Fang Wei Jun (Director)	(879)
Fang Wei Feng (Director)	(45,776)
$1,369,826

The amounts due are unsecured, interest free and have no fixed repayment terms. For financial reporting purposes, the net balance due from directors has been reflected as an offset against stockholders equity.

12.           SHORT-TERM LOANS

The Company had the following short-term loans at June 30, 2007:

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
interest at Far East Bank Prime Rate plus 1%
paid periodically, principal due on July 30, 2007.
Management is in the course of negotiation for
the loan to be extended.                                                            100,000

Indirect financing                                                                                                               1,099,146

$3,141,698

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

For the peirods ended June 30, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

                                                                       Three Months Ended March 31,

                                                                           2007                 2006
Computed tax at Federal statutory rate
of 34%                                               $(508,671)             $(1,630,949)

Difference primarily attributable to
EIT tax assessed on gross real estate
sales and adjustments to prior years
tax liabilities based on assessments
from the PRC taxing authorities                           600,035                        1,872,792

Provision for income taxes                          $ 91,364               $ 241,844

15.           IMPAIRMENT LOSS

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

CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants.  As of June 30, 2007 there were no restrictions on the Company’s cash balances.

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

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the periods ended June 30, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2007 because of the relatively short-term maturity of these instruments.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, loss per share for 2007 and 2006 were computing assuming the reorganization occurred on January 1, 2004.

On May 31, 2006 the Company approved an eight for one reverse stock split which reduced the number of shares outstanding from 227,321,840 to 28,415,230. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

On December 5, 2006, the Company approved a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,921,500 to 2,408,999.  The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

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

In February 2007, the FASB issued Statement No.159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option had been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements

Results of Operations – Three months ended June 30, 2007 as compared to three months ended June 30, 2006

REVENUES.  All of our revenue is derived from the sale from our inventory of apartments from our completed development projects. During the three months ended June 30, 2007, we had revenue of $45,562, down from $597,923 for the same period in 2006, due to lower sales activities.

COST OF GOODS SOLD.  Cost of properties sold decreased by 95.6% to $69,550 for the second quarter of 2007, compared to $1,587,484 during the same period in 2006. The decrease in cost of goods sold is due to a decrease in number of properties sold.

SELLING EXPENSES. Selling expenses decreased by $10,837, or 79.6%, to $2,784 for the quarter ended June 30, 2007, from $13,621 for the same quarter in 2006, primarily as a result of decreased sales activities during the three months ended.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased by $491,779, or 96.4%, to $18,549 for the three months ended June 30, 2007, compared to $510,328 for the same period in 2006, primarily due from our operation in United States.

DEPRECIATION EXPENSE.  Depreciation expense decreased by $491,779, or 96.4%, to $18,549 for the Three months ended June 30, 2007, from $510,328 for the same period of fiscal 2006, as we did not acquire additional properties during the 30-month period ended June 30, 2007.

INTEREST AND FINANCE COSTS.  Interest and finance costs decreased by $1,043, or 1.4%, to $73,809 during the three months ended June 30, 2007, as compared to $74,852 during the same period in 2006. This decrease is primarily a result of a decrease in interest expense related to short term loans.

Results of Operations – Six months ended June 30, 2007 as compared to six months ended June 30, 2006

REVENUES.  All of our revenue is derived from the sale from our inventory of apartments from our completed development projects. During the six months ended June 30, 2007, we had revenues of $1,845,735 as compared to revenues of $4,885,728 during the six months ended June 30, 2006, a decrease of approximately 62.2%.  The unfavorable variance in sales revenue was mainly attributable to lower sales activities and a decrease in the average sales price per square meter during the first three months of 2007 when compared to the same period in 2006.

COST OF GOODS SOLD.  Cost of properties sold decreased by $2,049,052, or 42.1%, to $2,817,482 for the six months ended June 30, 2007, compared to $4,866,534 during the same period in 2006 as our sales activities were reduced greatly.

SELLING EXPENSES. Selling expenses decreased by $121,909, or 70.2%, to $51,680 for the six-month period ended June 30, 2007, from $173,589 for the same period in 2006, primarily as a result of our reduced sales activities.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased by $667,203, or 62.5%, to $401,078 for the six months ended June 30, 2007, compared to $1,068,281 for the same period in 2006, as we reduced our staffs in light of our reduced sales activities.

DEPRECIATION EXPENSES.  Depreciation expense decreased by $8,877, or 8.8%, to $92,499 for the six months ended June 30, 2007, from $101,376 for the same period of fiscal 2006, as we did not acquire additional properties during six-month period ended June 30, 2007.

INTEREST AND FINANCE COSTS.  Interest and finance costs increased by $8,552, or 6.4%, to $141,287 during the six months ended June 30, 2007, as compared to $132,735 during the same period in 2006. This increase is primarily a result of an increase in interest expense related to short term loans.

We recorded the following impairment losses:

During the quarter ended June 30, 2006, management determined that the unsold commercial properties located on floors one through five of the Diamond Mansion, Phase One should be converted to residential properties as the commercial space was not selling.  This resulted in impairment loss of $2,289,176 on these properties as residential properties have a significantly lower retail value than commercial properties.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital deficit of $11,675,918.  The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern.  Management is in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in the financial statements.

Cash flows

OPERATING.  We generated $174,775 in cash for operating activities during the six months ended June 30, 2007, as compared to $416,615 of cash flows provided by operating activities during the same period in 2006, a decrease by $241,840, or 58.0%. This decrease is primarily attributable to our reduced sales activities.

INVESTING.  We had used $78,039 in cash for investing activities for the six months ended June 30, 2007, compared to $139,254 used in investing activities for the same period in 2006.

FINANCING.  The Company had no borrowing and repaid loan repayment of $262,185 during the six-month period ended June 30, 2007, as compared to net borrowing of $428,710 and loan repayment of $910,444 for the same period in 2006. Although we had no new projects, we continued to pay down our financing obligations. The Company made $296,561 in cash advances to directors and affiliated companies of during the six months ended June 30, 2007, as compared to $775,705 in repayment of cash advanced to directors and affiliated companies for the same period in 2006.

Off-Balance Sheet Arrangements

As of June 30, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Related Party Transactions

Amounts due from/(to) directors at June 30, 2007 are as follows:

Fang Zhong (Director)                                                                                                                 $ 1,371,061
Hu Min (Director)                                                                                                                                 45,420
Fang Wei Jun (Director)                                                                                                                         (879)
Fang Wei Feng (Director)                                                                                                                  (45,776)
                                                                                                                                                              -----------
                                                                                                                   $ 1,369,826
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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.13150:RMB1	USD0.12825:RMB1	USD0.12521:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.13150:RMB1	USD0.12825:RMB1	USD0.12521:RMB1

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

The shares of the Company may have limited liquidity.

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

None.

Item 3.                      Defaults upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Securities Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits

Exhibit
Number	Description

2.1	Stock Exchange Agreement dated as of October 19, 2005, by and among Xerion EcoSolutions Group, Inc., Town House Land Limited and its Shareholders (1)

3.1	Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado (2)

3.2	Articles of Amendment to the Articles of Incorporation filed July 3, 1989 (2)

3.3	Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc. (2)

3.4	Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes (2)

3.5	Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001 (2)

3.6	Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors (2)

3.7	Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws (2)

3.8	Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation (2)

3.9	Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc. (2)

3.10	Bylaws of the Company (2)

10.1	Stock Purchase Agreement dated as of December 11, 2006 by and among Sino-American Development Corporation and Certain Purchasers (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial and Accounting Officer (4)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial and Accounting Officer (4)

99.1                      Charter of the Compensation Committee of the Board of Directors (2)

99.2                      Charter of the Audit Committee of the Board of Directors (2)
______________________

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 15, 2006.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-AMERICAN DEVELOPMENT CORPORATION (Registrant)

Date: September 27, 2007	By:	/s/ Fang Zhong
Fang Zhong Chief Executive Officer, Cheif Financial Officer