Form 10QSB
period 2007-09-30
SINO-American Development CORP
filed 2007-11-19
CIK 1000686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 2,408,000 issued and outstanding as of November 15, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO - AMERICAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements
For the Three Months and Nine Months Ended September 30, 2007 and 2006

Sino-American Development Corporation and Subsidiaries

Consolidated Financial Statements
For the Three Months and Nine Months Ended September 30, 2007 and 2006

Page(s)

Consolidated Balance Sheets	6

Consolidated Statements of Operations and Other Comprehensive Loss	7-8

Consolidated Statements of Shareholders' Equity	9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11

Sino-American Development Corporation and Subsidiaries

Consolidated Balance Sheet
As of September 30, 2007
Unaudited
(Amounts expressed in U.S. Dollars)

ASSETS

Assets	-

$-

LIABILITIES

Liabilities	$-

SHAREHOLDERS' EQUITY

Share capital
Authorized: 150,000,000 common stockm of par value of $0.001 and 50,000,000 preferred stock of par values of $0.001
Issued and outstanding : 2,408,000 common stocks of par values of $0.001 (note 4)	$2,408

Additional paid-in capital	8,740,919

Accumulated deficits	(8,743,327)

Total liabilities and shareholders' equity	$-

The accompanying notes are an integral part of these financial statements.

Sino-American Development Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss
For the Three Months and Nine Months Ended September 30, 2007 and 2006
Unaudited
(Amounts expressed in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Sales revenue	$14,172	$6,524,081	$1,859,907	$11,409,809

Cost of properties sold	(21,634)	(6,397,059)	(2,839,116)	(11,263,593)

Gross (loss)profit	(7,462)	127,022	(979,209)	146,216

Selling expenses	(462)	(121,293)	(52,142)	(294,882)

Depreciation expense	(710)	(35,198)	(93,209)	(136,574)

General and administrative expenses	(91,206)	(537,225)	(492,284)	(1,605,506)

Impairment losses	-	(982,786)	-	(4,225,949)

(Loss) from operations	(99,840)	(1,549,480)	(1,616,844)	(6,116,695)

Other income (expenses)
Other revenues	299	18,746	39,195	25,321
Interest and finance costs	121	(89,997)	(141,166)	(222,732)

Total other income (expenses)	420	(71,251)	(101,971)	(197,411)

(Loss) before provision for income
taxes and minority interest	(99,420)	(1,620,731)	(1,718,815)	(6,314,106)

Provision for income taxes	(701)	(307,906)	(92,065)	(549,750)

The accompanying notes are an integral part of these financial statements.

Sino-American Development Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2007 and 2006
Unaudited
(Amounts expressed in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net (loss) before minority interest	(100,121)	(1,928,637)	(1,810,880)	(6,863,856)

Less: minority interest	(11,257)	93,907	40,066	235,084

Net (loss)	(111,378)	(1,834,730)	(1,770,814)	(6,628,772)

Other comprehensive income (loss)
Foreign currency translation adjustment	64,851	(281,086)	-	38,916

Comprehensive (loss)	$(46,527)	$(2,115,816)	$(1,770,814)	$(6,589,856)

Weight average number of shares
- Basic and diluted	2,408,000	1,671,484	2,408,000	1,671,484

(Loss) per share
- Basic and diluted	$(0.046)	$(1.098)	$(0.735)	$(3.966)

Comprehensive (loss) per share
- Basic and diluted	$(0.019)	$(1.266)	$(0.735)	$(3.943)

The accompanying notes are an integral part of these financial statements.

Sino-American Development Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity
For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

			Additional		Other
	Number	Common	paid-in	Accumulated	comprehensive
	of shares	stock	capital	deficits	income	Total

Balance, December 31, 2005 (Audited)	1,671,484	$1,672	$5,973,331	$3,458,396	$262,709	$9,696,108

Net loss	-	-	-	(6,863,856)	-	(6,863,856)
Other comprehensive (loss)	-	-	-	-	(38,916)	(38,916)

Balance, September 30, 2006 (Unaudited)	1,671,484	1,672	5,973,331	(3,405,460)	223,793	2,793,336

Net (loss)	-	-	-	(3,567,053)	-	(3,567,053)
Other comprehensive (loss)	-	-	-	-	(519,617)	(519,617)

Balance, December 31, 2006 (Audited)	1,671,484	1,672	5,973,331	(6,972,513)	(295,824)	(1,293,334)

Issue of shares	736,516	736	11,769	-	-	12,505
Net (loss)	-	-	-	(1,770,814)	-	(1,770,814)
Effect of spin-off subsidiaries	-	-	2,755,819	-	295,824	3,051,643

Balance, September 30, 2007 (Unaudited)	2,408,000	$2,408	$8,740,919	$(8,743,327)	$-	$-

The accompanying notes are an integral part of these financial statements.

Sino-American Development Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
Unaudited
(Amounts expressed in U.S. Dollars)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,770,814)	$(6,628,772)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	(40,066)	(235,084)
Depreciation and amortization	92,499	136,574
Impairment of properties	-	4,225,949
(Increase) decrease in assets:
Account receivable, net and other receivable	123,083	312,246
Properties held for resale	13,171,095	(583,678)
Advances to suppliers	-	196,637
Prepaid expenses	152,561	-
Increase (decrease) in liabilities:
Account payable and other payables	(7,503,662)	6,044,029
Advances from buyers	(2,976,673)	(2,508,748)
Income and other taxes payable	(3,644,945)	845,276
Minority Interest	(450,254)	-
Net cash (used in) provided by operating activities	(2,847,176)	1,804,429
Cash flows from investing activities:
Purchase/transfer of property, plant and equipment	2,762,110	(783,970)
Net cash provided by (used in) investing activities	2,762,110	(783,970)
Cash flows from financing activities:
Loan proceeds	-	425,820
Principal loans repayments	(3,403,883)	(1,784,549)
Repayments from (advances to)
directors and affiliated companies	1,666,387	(777,538)
Net cash (used in) financing activities	(1,737,496)	(2,136,267)
Foreign currency translation adjustment	295,824	38,916
Net (decrease) in cash and cash equivalents	(1,526,738)	(1,076,892)
Cash and cash equivalents, beginning of period	1,526,738	2,858,344
Cash and cash equivalents, end of period	$-	$1,781,452
The accompanying notes are an integral part of these financial statements.

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

1.	CORPORATION REORGANZATION AND BUSINESS ACTIVITIES

Sino-American Development Corporation, (the "Company") was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. The name was changed in 1989 to Solomon Trading Company, Ltd., in 1994 to the Voyageur First, Inc., in 1995 to North American Resorts, Inc., in 2000 to Immulabs Corp. Effective March 28, 2003, the Company changed its name to Xerion EcoSolutions Group Inc. and subsequently changed its name to “SINO-American Development Corporation.

The Company's principal activity is the development and sale of commercial and residential real estate. The Company became a dormant company after the closing of the spin off on September 28, 2007 as described in Note 6.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidaries, Town House, Wuhan Town House, Town House USA, and Town House Miami before the closing of spin off of these subsidiaries. All significant inter-company transactions and balances within the Company are eliminated on consolidation.

b.	Cash and equivalents

The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. As of September 30, 2007, there were no restrictions on the Company’s cash balances.

c.	Income recognition

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

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

d.	Cost of properties sold

The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales.

e.	Foreign currencies

These financial statements have been prepared in U.S. dollars. The functional currencies for Town House and Wuhan Town House are the "Hong Kong dollar" and "Renminbi" or "Yuan", respectively. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at the exchange rates in effect at the end of the periods, and income statement accounts are translated at average exchange rates.

f.	Taxation

Taxation on overseas profits has been calculated on the estimated assessable profits for the periods at the rates of taxation prevailing in the countries in which the Company operates.

Provision for The People's Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People's Republic of China ("PRC")Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. For the periods ended September 30, 2007 and 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

g.	Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as of September 30, 2007 and 2006, because of the relatively short-term maturity of these instruments.

h.	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the periods. As of September 30, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

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

i.	Use of estimates

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

j.	Recent accounting pronouncements

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

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

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

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

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

3.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At September 30, 2007, the Company had $Nil cash in banks.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $Nil and $282,539 as of September, 2007 and 2006, respectively, were collateralized by real estate.

4	SHARE CAPITAL

On December 11, 2006, the Company issued 12,505,000 shares of the Company’s common stock, at par value $0.001, in consideration for an aggregate of $12,505 in cash.

On December 5, 2006, the Board of Directors and the majority holders of the Company’s stock jointly approved resolutions in written consent to amend the Articles of Incorporation to effectuate a one for seventeen reverse stock split which reduced the number of shares outstanding from 40,921,500 to 2,408,000. This stock split became effective on January 12, 2007. The effect of this reverse stock split has been reflected retroactively for all periods included in these financial statements.

5.	INCOME TAX

Provision for the People's Republic of China enterprise income tax ("EIT") is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses carried forward.

Sino-American Development Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

For the peirods ended September 30, 2006, the Company has been granted the privilege of computing the gross profit margins on real estate development sales at 15% of sales and computed the enterprise income tax at 33% on only 15% of sales.

EIT is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

A reconciliation of EIT tax at the statutory rate to the Company's effective rate is as follows:

	2007	2006
Computed tax at Federal statutory rate
of 34%	$(584,397)	$(2,024,001)

Difference primarily attributable to EIT tax assessed on gross real estate sales and adjustments to prior years tax liabilities based on assessments from the PRC taxing authorities	676,462	2,573,751
Provision for income taxes	$92,065	$549,750

6.	COMPANY SPIN OFF

The Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) on December 11, 2006, with twenty-two accredited investors (collectively, the “Buyers”) pursuant to which the company issued 12,505,000 shares of the Company’s common stock, par value $0.001, in consideration for an aggregate of $12,505 in cash (the “Stock Purchase”). Additionally on December 11, 2006, the Buyers also directly acquired (the “Stock Acquisition”) from the stockholders all of their shares of common stock.

After the closing (the “Closing”) of the Stock Purchase and the Stock Acquisition , all assets of the Company were transferred to Town House, and all of the Company’s liabilities to be assumed by Town House. Thereafter, immediately after the closing of any future transaction whereby the Company acquired control and ownership of another company, the Company transferred all of the shares of Town House held by the Company to a trust, the beneficiaries of which would be the stockholders of the Company immediately prior to Closing.

As a result of these transactions, the Company became a dormant company.

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

Overview

Sino-American Development Corporation (the “Company”) was originally incorporated in Colorado in 1985 as Gemini Ventures, Inc. We changed our name in 1989 to Solomon Trading Company, Ltd., then in 1994 to the Voyageur First, Inc., then in 1995 to North American Resorts, Inc., and in 2000 to Immulabs Corp. Effective March 28, 2003, as filed with the State of Colorado, we changed our name to Xerion EcoSolutions Group Inc., and subsequently further changed our name to our current name.

We were a real estate development company until the closing of a spin-off on September 28, 2007 (“Spin-off”). We became a dormant company after the Spin-off.

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

INCOME RECOGNITION - Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller's receivable is not subject to future subordination, and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

Results of Operations - Three months ended September 30, 2007 as compared to three months ended September 30, 2006

REVENUES.  All of our revenue is derived from the sale of apartments from our completed development projects. During the three months ended September 30, 2007, we had revenues of $14,172 as compared to revenues of $6,524,081 during the three months ended September 30, 2006.  The unfavorable variance in sales revenue was mainly attributable to lower sales activities.

SELLING EXPENSES. Selling expenses decreased to $462 for the quarter ended September 30, 2007, from $121,293 for the same quarter in 2006, primarily as a result of the significant decrease in advertising and promotional expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased to $91,206 for the three months ended September 30, 2007, compared to $537,225 for the same period in 2006, primarily as a result of the decrease in traveling expenses as we had no development activities in the United States during the first quarter of 2007 and the decrease in traveling expenses, salaries as well as increases in both our legal fees and audit fees.

Results of Operations - Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

REVENUES.  All of our revenue is derived from the sale of apartments from our completed development projects. During the nine months ended September 30, 2007, we had revenues of $1,859,907 as compared to revenues of $11,409,809 during the nine months ended September 30, 2007. The unfavorable variance in sales revenue was mainly attributable to lower sales activities.

SELLING EXPENSES. Selling expenses decreased approximately 82% to $52,142 for the nine-month period ended September 30, 2007, from $294,882 for the same period in 2006, primarily as a result of our reduced sales activities.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased approximately 69% to $492,284 for the nine months ended September 30, 2007, compared to $1,605,506 for the same period in 2006, as we reduced our staffs in light of our reduced sales activities.

Liquidity and Capital Resources

As of September 30, 2007, we had accumulated deficits of $8,743,327.  Our ability to continue as a going concern is dependent on our ability to raise capital through debt or equity financing and to obtain a profitable level of operations. These issues raise doubts about our ability to continue as a going concern.

Cash flows

OPERATING.  Net cash flow used in operating activities amounted to $2,847,176 during the period ended September 30, 2007, as compared to $1,804,429 generated from operating activities for the same period in 2006. This increase is primarily attributable to cash outflow from operating activities.

INVESTING.  Cash provided by investing activities increased to $2,762,110 for the period ended September 30 2007, as compared to $783,970 used in investing activities for the same quarter in fiscal 2006.

FINANCING.  We had net loan repayments of $3,403,803 during the period ended September 30, 2007 compared to net loan repayments of $1,784,549 during the same period in 2006. This increase is primarily a result of the transfer of all our assets and liabilities to our Subsidiaries after the Spin-off. The repayment amount from directors and affiliated companies was $1,666,387 during the period ended September 30, 2007, as compared to $777,538 of cash advances to directors and affiliated companies for the same period in 2006.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have not entered into any off-balance sheet arrangements with any individuals or entities.

RISK FACTORS

If any of the following risks actually materializes, our business, financial condition and results of operations would suffer. Please see the section entitled “Forward-Looking Statements” immediately following these risk factors for a discussion of what types of statements are forward-looking statements.

Change in political and economic conditions.

Since our main country of business operations is China, Town House's business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

China's government started implementing its economic reform policy in 1978, which has enabled the Chinese economy to gradually transform from a "planned economy" to a "socialist market economy." In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of the Chinese economy is that non-state owned enterprises such as private enterprises play an increasingly important role in the Chinese economy and the degree of direct control by the Chinese government over the economy is gradually declining.

The Chinese government has been taking macro-economic austerity measures to suppress inflation and curb the pace of economic growth since July 1993. These measures include raising interest rates, tightening credit supply, delaying implementation of certain reform policies on pricing, enhancing financial supervision as well as tightening control on the granting of approval for property and infrastructure projects. However, since 1998, there has been deflation in the Chinese economy and the current economic policies of China mainly focus on stimulating consumption and expansion of domestic demand.

While the Chinese government has not stopped its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of China may have fundamental changes in Chinese economic reform policies, and thus our operations and profits may be adversely affected.

Change in tax laws and regulations in China.

Various tax reform policies have been implemented in China in recent years. Interpretation of certain tax policies is still awaiting guidance from the Chinese government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

Changes in China's legal system.

China's legal system is based on statutory law. Unlike the common law system, statutory law is based on written statutes. Prior court decisions may be cited as persuasive authority but do not have binding effect. Since 1979, the Chinese government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, China's legal system is still not as fully developed as those western countries with a common law legal system.

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

The long term value of Chinese land rights are still quite uncertain, and their rights not the kind of secure investment that would lead a lender, as might happen in American, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. The Chinese deal with this problem by signing "pre-lease" or "pre-purchase" contracts whereby the end user pays all of the consideration before the building is commenced. Effectively, the users finance the seller's construction. Users borrow the money from the banks under arrangements which later will "morph" into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

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

In accordance with market practice in China, we are required to provide guarantees (during the development phase) to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. In our experience, such guarantee periods normally last for up to 6 months. If a property buyer defaults under the loan and we are required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to us and, subject to registration, we will have full recourse to the property. In line with industry practice, we do not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and we are released from our loan guarantee on the unit.

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

One of the most important issues covered in the project documentation is the business scope of the WOFE. Business scope is narrowly defined for all businesses in China and the WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Any amendments to the business scope require further application and approval. Our business scope is defined to include general real estate development, sales, leasing and property management.

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

This may cause complicated procedures in foreign exchange payments to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of Renminbi loans under guarantees in foreign currencies. (The majority of the income from the Town House entities is in Renminbi). Furthermore, the value of Renminbi (Yuan) may become subject to supply and demand, which could be largely affected by the international economic and political environment and any fluctuations in the exchange rate of Renminbi could have an adverse effect on the operational and financial condition of our subsidiaries in China.

Borrowing policies.

We borrow at competitive rates of interest. Borrowed funds will not be used for dividends to the shareholders.

The precise amount, if any, we borrow will depend in part upon the availability of financing, and prevailing interest rates and other loan costs. There is no assurance that such financing, if any, will be available to us in the amounts desired or on terms considered reasonable by the Board of Directors.

Loan agreements may require that we maintain certain reserves or compensating balances and may impose other obligations on us. Moreover, since a significant proportion of revenues may be reserved for repayment of debt, the use of financing may reduce the cash that might otherwise be available for dividends until the debt has been repaid and may reduce total cash flow for a significant period.

We may, under appropriate circumstances, attempt to cause Town House to borrow funds at fixed interest rates. However, we may borrow funds at rates that vary with a "prime" or "base" rate, particularly on an interim basis or when interest rates are believed to be trending downward. A rise in the indexed rate may increase borrowing costs and reduce the amount of our income and cash available for distribution. In past years, the prime rates charged by major banks have fluctuated significantly; as a result, the precise amount of interest that we might be charged cannot be predicted with any certainty.

Expansion risks.

We anticipate that our proposed expansion of our real estate development activities will include the construction of new building projects. Our cost estimates and projected completion dates for construction of new building projects may change significantly as the projects progress. In addition, our projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay our receipt of increased sale revenues.

New projects.

Our projects to finance, develop, and expand our real estate processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time we enter into a particular agreement, or at all. In addition, we may develop projects as joint ventures in an effort to reduce our financial commitment to individual projects. There can be no assurance that the significant expenditures required to expand our real estate processing plants will ultimately result in the establishment of increased profitable operations.

When our future expansion projects become operational, we will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address our increased management needs or we otherwise are unable to manage our growth effectively, our operating results could be materially and adversely affected.

Uncertainty of market acceptance.

We are currently selling our developed properties principally in the City of Wuhan. Achieving market acceptance for our properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to our properties. Market acceptance of our current and proposed properties will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our properties make them superior to competitive properties and justify their pricing. There can be no assurance that our current and proposed properties will be accepted by consumers or that any of our current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of our properties would have a material adverse effect on us.

Changing consumer preferences.

As is the case with other companies new real estate developments, we are subject to changing consumer preferences and location-related concerns.

Sales force.

We intend to hire additional sales personnel during 2007. There is no assurance that hiring these additional sales people will result in increased sales. We anticipate using independent sales agents to sell and distribute our real estate development projects. We cannot predict whether we will be able to obtain and maintain satisfactory sales arrangements and the failure to do so could have a material adverse effect on our business, operations and finances.

Geographic concentration; fluctuations in regional economic conditions.

Nearly all of our sales are concentrated in the central area of China. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic conditions in this region. Difficult economic conditions in other geographic areas into which we may expand may also adversely affect our business, operations and finances.

Dependence on executives.

We are highly dependent on the services of Mr. Fang Zhong, and the loss of his services would have a material adverse impact on our operations. He has been primarily responsible for our development the and the development and marketing of our real estate projects. We have not applied for key-man life insurance on the lives of our executives, but may do so in the future.

Competition.

The real estate business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our projects. In general, real estate properties are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuation commodity prices and changes in supply due to weather, production, and natural disaster. Our real estate properties face competition from other developers in our marketing areas.  Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than us, and have projects that have gained wide customer acceptance in the marketplace. Our largest competitors are state-owned companies owned by the government of China. Large foreign real estate companies have also entered the real estate industry in China. The greater financial resource of such competitors will permit them to procure properties and to implement extensive marketing and promotional programs, both generally and indirect response to advertising claims by the Company.

Lack of property and general liability insurance.

We and our subsidiaries are self-insured, and do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of our business operations. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our business operations would have a material adverse affect on our financial condition and operations.

Government regulation.

We are subject to extensive regulation by China and by other province, county and local authorities in jurisdiction in which our properties are sold. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, there can be no assurance that we will continue to be in substantial compliance with current laws and regulations, or whether we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

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

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People's Bank of China (PBOC), the country's central bank, began a new policy of calculating the Renminbi's value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to RMB8.04. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond our control, such as the level of trade deficit or equalization between the US and the China, global economic conditions, global currency markets, and other factors. All of our revenue is generated in the China in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, the total revenue and results of operations reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and our perceived value in the public market.

Uncertainty relating to the existing law and regulations in the China may restrict the level of legal protections to foreign investors.

The China currently adopts civil law system which relies heavily on written statutes, and decisions made by the courts are not binding precedents, but for guidance only. The legal system in the China cannot provide the investors with the same level of protection as in the US. We are governed by the law and regulations generally applicable to local enterprises. These laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections on both Hong Kong and foreign investors.

We have traditionally been dependent on bank debt to finance our projects and is therefore subject to availability of such financing and fluctuations in interest rates.

The development of high quality housing requires substantial funds. We had internally funded our development projects from presale revenue and externally from bank loans. We cannot guarantee that sufficient capital can be generated to develop every one of our projects by way of only presale revenue. In addition, we cannot guarantee our ability to continue to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on our borrowings will also affect our financing costs and consequently our results of operations.

Reliance on independent contractors in providing various services creates risks, and we are exposed to various risks in relation to contractors’ performance.

We engage independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is our strategy and policy to select reputable independent third party contractors with positive track records in most cases and supervises the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by us. Additionally, we are exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development, and we may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of our property developments or resulting in additional costs for us. Any of these factors could adversely affect our revenues and reputation.

In order for our Chinese subsidiaries to pay dividends in the United States, a conversion of Renminbi into US dollar is required.

Under current China law, the conversion of Renminbi into foreign currency generally required government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs, and to pay dividends to our shareholders. However, our subsidiaries are presently classified as a wholly foreign owned enterprise ("WFOE") in China that have verifiable foreign investment in China, funding having been made through an official China banking channel. Because our subsidiaries qualify for treatment as a WFOE, the subsidiaries can declare dividends and their funds can be repatriated to us in the United States under current laws and regulations in China.

Mortgage interest rates may increase, cooling demand for our properties.

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

The practice of pre-selling developments may expose us to substantial liabilities.

The existing common practices by property developers to pre-sale properties (while still under construction) in China involves certain risks. For example, we may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, we could find ourselves liable to purchasers of pre-sold units for our losses. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

Our shares may have limited liquidity, and the spun-off shares of Town House Land Limited, a Hong Kong company, have no market for resale.

A substantial portion of our shares of common stock are subject to registration, and are closely held by certain institutional and insider investors. Consequently, the public float for the shares may be highly limited. As a result, should an investor wish to sell his shares into the open market he may encounter difficulty selling large blocks of the shares or obtaining a suitable price at which to sell the shares.

In addition, concerning holders of our stock immediately prior to the December 11, 2006 stock purchase and change of control, the shares of Town House Land Limited (“Town House”) that were spun-off in the Spin-off have no market for resale, and there can be no assurance that such a market will ever be developed. Town House is a private company organized and existing under the laws of Hong Kong. Any future transfer of shares of Town House will be subject to applicable restrictions under Hong Kong law.

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

Our common shares are thinly traded and, an investor may be unable to sell at or near ask prices or at all if he needs to sell shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that SOAD is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give an investor any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. An investor may be unable to sell your common stock at or above his purchase price if at all, which may result in substantial losses to the investor.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on our share price. Secondly, an investment in our stock is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People's Bank of China (PBOC), the country's central bank, began a new policy of calculating the Renminbi's value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to RMB7.67. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond our control, such as the level of trade deficit or equalization between the US and the China, global economic conditions, global currency markets, and other factors. All of our revenue is generated in the China in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, the total revenue and results of operations reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of the Company in the public market.

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

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit
Number	Description

2.1	Stock Exchange Agreement dated as of October 19, 2005, by and among Xerion EcoSolutions Group, Inc., Town House Land Limited and its Shareholders (1)

3.1	Articles of Incorporation of Gemini Ventures, Inc. filed on November 11, 1985 with the Secretary of State of the State of Colorado (2)

3.2	Articles of Amendment to the Articles of Incorporation filed July 3, 1989 (2)

3.3	Certificate of Correction filed on December 9, 1994, to correct the name of the Company to The Voyageur First, Inc. (2)

3.4	Articles of Amendment to the Articles of Incorporation filed November 29, 1995, changing the name of the Company to North American Resorts, Inc., and additional changes (2)

3.5	Amendments to Articles of Incorporation filed April 21, 1998, increasing the authorized number of shares of common stock to 150,000,000 shares, par value $.001 (2)

3.6	Amendment to Articles of Incorporation filed October 5, 1998, naming the members of the Board of Directors (2)

3.7	Amendment to Articles of Incorporation filed April 14, 2000, to change directors and amend Bylaws (2)

3.8	Amendment to Articles of Incorporation filed on June 30, 2000, to change the name of the Company to Immulabs Corporation (2)

3.9	Amendment to Articles of Incorporation filed on March 28, 2005, changing the name of the Company to Xerion EcoSolutions Group Inc. (2)

3.10	Bylaws of the Company (2)

10.1	Stock Purchase Agreement dated as of December 11, 2006 by and among Sino-American Development Corporation and Certain Purchasers (3)

31.1	Section 302 Certification by the Principal Executive Officer (4)

31.2	Section 302 Certification by the Principal Financial and Accounting Officer (4)

32.1	Section 906 Certification by the Principal Executive Officer and Principal Financial and Accounting Officer (4)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-AMERICAN DEVELOPMENT CORPORATION (Registrant)

Date: November 19, 2007	By:	/s/ Silas Phillips
Silas Phillips Principal Executive Officer and Principal Financial and Accounting Officer